Form 10-Q
period 1996-03-31
RANCON PACIFIC REALTY L P
filed 1996-05-16
CIK 823610

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ______________


                           Commission File Number:  0-19438



                               RANCON PACIFIC REALTY L.P.
                (Exact name of registrant as specified in its charter)



                    California                               33-0270528
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

       400 South El Camino Real, Suite 1100
               San Mateo, California                           94402
     (Address of principal executive offices)               (Zip Code)


                                    (415) 343-9300
                           (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No


          Total number of units outstanding as of March 31, 1996: 2,828,457

          Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                              RANCON PACIFIC REALTY L.P.

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                   March 31,   December 31,
          Assets                                     1996          1995
          -------                                 ----------    ----------
          Cash and cash equivalents                $  1,381      $  1,331
          Rental property (net of accumulated
           depreciation of $11,249 and $11,022
           at March 31, 1996 and December 31,
           1995, respectively)                       31,420        31,634
          Deferred loan fees (net of accumulated
           amortization of $79 and $61 at March
           31, 1996 and December 31, 1995,
           respectively)                                552           571
          Other assets                                  277           199
                                                    -------       -------
              Total Assets                         $ 33,630      $ 33,735
                                                    =======       =======

          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
          Accounts payable and other liabilities   $    438      $    308
          Interest payable                              158           159
          Notes payable                              23,533        23,589
                                                    -------       -------
              Total Liabilities                      24,129        24,056
                                                    -------       -------
          Commitments and contingent liabilities
           (see Note 3)

          Minority interest                             442           388
                                                    -------       -------
          Partners' Equity (Deficit):
            General partner's                          (153)          (90)
            Limited partners' (2,828,457 limited
           partnership units outstanding)             9,212         9,381
                                                    -------       -------
              Total Partners' Equity                  9,059         9,291
                                                    -------       -------
              Total Liabilities and Partners'
               Equity                              $ 33,630      $ 33,735
                                                    =======       =======





                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------
                                                        1996          1995
                                                       ------        ------
          Operating Income:
            Rental income                           $  1,406      $  1,331
            Interest income                               12             7
                                                     -------       -------
               Total operating income                  1,418         1,338
                                                     -------       -------

          Operating Costs and Expenses:
            Operating expenses                           601           583
            Depreciation                                 227           225
            General and administrative                    86            71
            Interest expense                             494           506
                                                     -------       -------
               Total operating costs and expenses      1,408         1,385
                                                     -------       -------
                  Income (loss) before minority interest  10           (47)

          Minority interest in net income (loss)          (4)            6
                                                     -------       -------
          Net income (loss)                         $      6      $    (41)
                                                     =======       =======

          Net Loss Per Limited Partnership Unit     $    ---      $  (0.01)
                                                     =======       =======
          Distributions per limited partnership unit:
            Representing return of capital          $   0.06      $    ---
            From net income                              ---           ---
                                                     -------       -------
                                                    $   0.06      $    ---
                                                     =======       =======
          Weighted average number of limited
            partnership units outstanding during
            the period used to compute net loss
            and distributions per limited
            partnership unit                       2,828,457     2,828,457
                                                   =========     =========








                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                     Consolidated Statements of Partners' Equity
                                    (in thousands)
                                     (Unaudited)




                                             General     Limited
                                             Partners   Partners'    Total
                                             -------    -------     ------
          Balance at December 31, 1994       $    (89) $  9,703   $  9,614

          Net loss                              ---         (41)       (41)
                                             -------    -------    -------
          Balance at March 31, 1995          $    (89) $  9,662   $  9,573
                                             =======    =======    =======


          Balance at December 31, 1995       $    (90) $  9,381   $  9,291

          Net income                            ---           6          6

          Distributions to partners             ---        (175)      (175)

          Adjustment to minority investment     (63)        ---        (63)
                                             -------    -------    -------
          Balance at March 31, 1996          $   (153) $  9,212   $  9,059
                                             =======    =======    =======

























                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                            Three Months Ended
                                                             March 31,
                                                            -----------------
                                                          1996        1995
                                                         ------      ------
     Cash flows provided by operating activities:
       Net income (loss)                                $     6     $   (41)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                     227         225
          Loan fees amortized to interest expense            18          10
     Changes in certain assets and liabilities:
          Other assets                                      (78)        (15)
          Accounts payable and other liabilities            130         150
          Payable to sponsor                                ---         (72)
          Interest payable                                   (1)        165
                                                        -------     -------
        Net cash provided by operating activities           302         452
                                                        -------     -------
     Cash flows provided by (used for) investing
      activities:
       Acquisitions of and additions to real estate         (13)        (18)
                                                        -------     -------
       Net cash used for investing activities               (13)        (18)
                                                        -------     -------

     Cash flows used for financing activities:
       Notes payable principal payments                     (56)        (44)
       Distributions to partners                           (175)        ---
       Distributions to minority interest holders,
        net                                                  (8)         (6)
                                                        -------     -------
        Net cash provided by (used for) financing
          activities                                       (239)        (50)
                                                        -------     -------
     Net increase in cash and cash equivalents               50         354

     Cash and cash equivalents at beginning of
      period                                              1,331       1,123
                                                        -------     -------
     Cash and cash equivalents at end of period         $ 1,381     $ 1,477
                                                        =======     =======

     Supplemental disclosure of cash flow information:
       Cash paid for interest                          $   477      $   330
                                                        =======     =======




                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
                    -------------------------------------------------------
          --
          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Pacific Realty, L.P. (the Partnership) as of March 31, 1996 and December 31, 1995, and the related statements of operations, changes in partners' equity, and cash flows for the three months ended March 31, 1996 and 1995.

          In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $215,000 per year, which is fixed for five years and subject to reduction in the year following the sale of assets;
          (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions as of February 28, 1995, March 31, 1995 and July 1, 1995.

          Reclassification - Certain 1995 balances have been reclassified to conform to the current year presentation.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------

                              RANCON PACIFIC REALTY L.P.

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          These   unaudited  financial   statements  should   be  read   in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Note 3.   RELATED PARTY TRANSACTIONS
                    --------------------------
          In consideration for organizational and transitional management services, the Sponsor is to receive a fee of up to 6% of the aggregate appraised value of the property interests conveyed to the Partnership or $2,092,000. One-sixth of this fee, or approximately $350,000, was due upon the exchange of the property for Partnership Units. The remaining five-sixths of the fee was due in 60 monthly installments of $29,000. Ten monthly installments were paid for the period from March 1, 1988 through December 31, 1988. The next 48 monthly payments related to the period from January 1, 1989 to December 31, 1992 were deferred until such time as: (i) specified amount of cash distributions were made to the holders of the preferred units during any calendar year or, (ii) the holders of the preferred units have received a return of the full amount of their investment. No monthly installments were paid during those 48 months. The two monthly installments of $29,000 related to January and February 1993 were paid during 1993. Payment of the balance of the fee of approximately $1,395,000 related to the 48 monthly installments will continue to be deferred until one of the two criteria set forth above is met.

          Note 4.   ADJUSTMENT TO MINORITY INVESTMENT
                    ---------------------------------
          During 1995, it was discovered that pervious years allocations of losses and cash distributions were incorrectly allocated between Transamerica La Jolla Partners (TLJP) and the Partnership due to additional cash contributions made by the Partnership to the joint venture, owner of the Villa La Jolla Condominiums. The cumulative effect of the misallocation of losses and distributions was $63,000 and $12,000, respectively. This misallocation of losses has been properly stated in 1996 and accounts for the adjustment to minority investment included in the Partnership's Consolidated Statement of Partners' Equity.
          The $12,000 in cash distributions has been recorded as a receivable at March 31, 1996 pending deduction from future cash distributions.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations.

          GENERAL
          -------
          Rancon Pacific Realty L.P. (the Partnership) was formed in September, 1987 for the purpose of acquiring the real properties and certain other assets, subject to secured indebtedness and certain other liabilities (net assets) of three public limited partnerships: Shadow Hill Partners (SHP), Eastgate Village Partners (EVP) and Brichard-La Jolla Partners (BLJP) (the Participating Partnerships). The Participating Partnerships contributed their net assets to the Partnership on February 29, 1988, and the Partnership issued each Participating Partnership that number of Exchange Units equal to the exchange value assigned to the net assets contributed by that Participating Partnership along with rights to purchase three Preferred Units for each Exchange Unit issued.

          The Partnership immediately transferred the exchange property it acquired from BLJP to Villa La Jolla Partners (VLJP), a then newly-formed joint venture between the Partnership and Transamerica Realty Investment Corporation (TRIC) (which owned approximately 26.2% of the outstanding interests of BLJP). In turn, the Partnership received a majority interest (73.8%) in VLJP; TRIC thereafter transferred its interest in VLJP to Transamerica La Jolla Partners (TLJP). TLJP's interest in VLJP subsequently was reduced to 8.41% and the Partnership's interest was increased to 91.59%, as a result of capital contributions made by the Partnership to VLJP. During 1995 it was discovered that previous years allocations of losses and cash distributions were incorrectly allocated between TLJP and the Partnership. The cumulative effect of the misallocation of losses and distributions was $63,000 and $12,000, respectively. The misallocation of losses has been properly stated and the $12,000 in cash distributions has been recorded as a receivable at March 31, 1996 pending deduction from future cash distributions.

          In order to satisfy certain lender requirements for the Partnership's new loan secured by the Villa La Jolla Condominiums (discussed below), VLJ LP, a California limited partnership (VLJ
          LP) was formed as of September 1, 1995. VLJP contributed the property and all of its related assets and liabilities to VLJ LP in exchange for a 99% limited partnership interest. The general partner is VLJ, Inc., a California corporation, whose sole shareholders are the owners of VLJP, thereby having no affect on the Partnership's investment in the property.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of June 23, 1989, the Partnership was fully funded from the sale of all Preferred Units in the amount of $14,857,500. As of March 31, 1996, the Partnership had cash of $1,381,000. The remainder of the Partnership's assets consists primarily of its investments in three residential properties, which totaled approximately $31,420,000 at March 31, 1996.

          The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. All of the Partnership's assets are located in the Southern California region. The operations of the Partnership continue to be affected by the economic strength or weakness of the real estate industry in Southern California.

          As a result of substantial disbursements made in 1990, primarily for principal reductions of notes payable, building improvements and distributions to holders of Preferred Units, the Partnership's cash management from 1991 to 1994 was focused on rebuilding cash balances rather than making distributions. As efforts to rebuild cash balances was successful, the Partnership made a distribution of $210,000 to the limited partners during 1994. As a result of the 1995 refinancing of the debt secured by the Villa La Jolla condominiums, management feels the Partnership is in a secure cash position and has reinstated periodic distributions to the partners of the net cash generated by the operations of the Partnership. The first such distribution to the partners was paid in the first quarter of 1996 in the amount of $175,000.

          Management believes that the Partnership's current cash, together with the cash flow to be generated from operations, will be sufficient to finance the properties' continued operations, make regular periodic distributions to the partners and meet future debt commitments, other than payments due on debt maturity in 2002 and 2018.

          The increase in other assets at March 31, 1996 is the result of the prepayment of property taxes and other impound accounts on the Villa La Jolla Condominiums as required by the new lender.

          Accounts payable and other liabilities increased at March 31, 1996 due to the payment of accrued property taxes in December 1995 and early 1996, respectively.

          Although no assurance can be given, the Partnership does not anticipate any major expenditures for improvements to its properties in the near future and hopes to increase cash flow from operations by maintaining and eventually increasing rental rates while maintaining operating expenses at or near the current level.

          RESULTS OF OPERATIONS
          ---------------------
          Rental income for the three months ended March 31, 1996 as compared to 1995 increased 6% or $75,000 primarily due to an increase in rental rates at Pacific Bay Club and La Jolla Canyon. Occupancy rates as of March 31, 1996 were 99%, 94% and 96% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 93%, 99% and 97%, respectively, for the same periods in 1995.

          General and administrative costs increased by $15,000 for the three months ended March 31, 1996 compared to 1995. The increase is primarily due to the fact that the partnership administration services paid to Glenborough in 1995 were slightly lower in the first quarter of 1995 and were adjusted to reflect the amendment to the agreement subsequent to the quarter ended March 31, 1995.

          The $12,000 or 2% decrease in interest expense in the three months ended March 31, 1996 when compared to 1995 is directly related to: (i) the reduction of interest resulting from the refinance of Villa La Jolla Condominiums at a fixed rate lower than the previous loan's interest rate and (ii) the lower average balances of the notes payable as a result of normal loan amortization, netted with the increase in the amortization of loan fees.

          Part II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    None

          Item 2.   Changes in Securities

                    Not applicable

          Item 3.   Defaults Upon Senior Securities

                    Not applicable

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Information

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    None

                    (b) Reports on Form 8-K:

                    None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RANCON PACIFIC REALTY L.P.
                                (Registrant)

                                By: RC PACIFIC REALTY PARTNERS, L.P.,
                                    General Partner




          Date: May 14, 1996    By: /s/ Daniel L. Stephenson
                                    Daniel L. Stephenson
                                    Director, President, Chief Executive
                                    Officer and
                                    Chief Financial Officer of
                                    RC Pacific Realty, Inc.,
                                    General Partner of
                                    RC Pacific Realty Partners, L.P.