Form 10-Q
period 1996-06-30
RANCON PACIFIC REALTY L P
filed 1996-08-14
CIK 823610

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

                                  Yes  X      No

           Total number of units outstanding as of June 30, 1996: 2,827,352


                              NO EXHIBIT INDEX REQUIRED

          Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements.

                              RANCON PACIFIC REALTY L.P.

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                    June 30,   December 31,
                                                      1996         1995
                                                    --------    ----------
          Assets
          ------
          Cash and cash equivalents                 $  1,281     $  1,331
          Rental property (net of accumulated
           depreciation of $11,476 and
           $11,022 at June 30, 1996 and
           December 31, 1995, respectively)           31,206       31,634
          Deferred loan fees (net of
           accumulated amortization of
           $97 and $61 at June 30, 1996
            and December 31, 1995,
            respectively)                                535          571
          Other assets                                   191          199
                                                     -------      -------
              Total Assets                          $ 33,213     $ 33,735
                                                     =======      =======
          Liabilities and Partners' Equity
          --------------------------------
          Accounts payable and other
           liabilities                              $    295     $    308
          Interest payable                               156          159
          Notes payable                               23,473       23,589
                                                     -------      -------
              Total Liabilities                       23,924       24,056
                                                     -------      -------
          Commitments and contingent
           liabilities (see Note 3)

          Minority interest                              436          388

          Partners' Equity (Deficit):
            General partners                            (153)         (90)
            Limited partners (2,827,352 and
              2,828,457 limited partnership
              units outstanding at June 30,
              1996 and December 31, 1995,
              respectively)                            9,006        9,381
                                                     -------      -------
              Total Partners' Equity                   8,853        9,291
                                                     -------      -------
              Total Liabilities and Partners'
               Equity                               $ 33,213     $ 33,735
                                                     =======      =======

                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                            Three Months         Six Months
                                                Ended               Ended
                                               June 30,            June 30,
                                            ------------        -----------
                                           1996       1995     1996       1995
                                           ----       ----     ----       ----
       Operating Income:
         Rental Income                  $ 1,411    $ 1,314  $ 2,817    $ 2,645
         Interest and other income           10         11       22         18
                                         ------     ------   ------     ------
          Total operating income          1,421      1,325    2,839      2,663
                                         ------     ------   ------     ------
       Costs and Expenses:
         Operating                          648        577    1,249      1,154
         Depreciation                       227        245      454        450
         General and administrative          93         94      179        171
         Interest expense                   490        499      984      1,025
                                         ------     ------   ------     ------
          Total costs and expenses        1,458      1,415    2,866      2,800
                                         ------     ------   ------     ------
              Loss before minority
                interest                    (37)       (90)     (27)
       (137)

       Minority interest in net loss          6          4        2         10
                                         ------     ------   ------      ------

       Net loss                          $  (31)    $  (86)  $  (25)        $
       (127)
                                         ======     ======   ======     ======
       Distributions per limited
        partnership unit:
          Representing return of capital $ 0.06     $  ---   $ 0.12    $   ---
           From net income                  ---        ---      ---        ---
                                         ------     ------   ------     ------
                                         $ 0.06     $  ---   $ 0.12    $   ---
                                         ======     ======   ======     ======
       Net loss per
        limited partnership unit         $(0.01)    $(0.03)  $(0.01)         $
       (0.04)
                                         ======     ======   ======     ======
       Weighted average number of
        limited partnership units
        outstanding during the
        period used to compute
        net loss and distributions
        per limited partnership
        unit                         2,828,090  2,828,457 2,828,247  2,828,457
                                     =========  ========= =========  =========


                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)
                                     (Unaudited)




                                             General     Limited
                                             Partners   Partners'    Total
                                             -------    -------     ------
          Balance at December 31, 1994       $    (89) $  9,703   $  9,614

          Net loss                               (1)       (126)      (127)
                                             -------    -------    -------
          Balance at June 30, 1995           $    (90) $ 9,577    $  9,487
                                             =======    =======    =======


          Balance at December 31, 1995       $    (90) $  9,381   $  9,291

          Net loss                              ---         (25)       (25)

          Distributions to partners             ---        (350)      (350)

          Adjustment to minority investment     (63)        ---        (63)
                                             -------    -------    -------
          Balance at June 30, 1996           $   (153) $  9,006   $  8,853
                                             =======    =======    =======



























                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)
                                                          Six Months Ended
                                                             June 30,
                                                         ------------------
                                                        1996          1995
                                                       -----         -----
          Cash flows provided by operating activities:
            Net loss                                  $  (25)     $   (127)
          Adjustments to reconcile net loss to net
           cash provided by operating activities:
            Depreciation                                 454           450
            Loan fees amortized to interest expense       36            20
          Changes in certain assets and liabilities:
            Deferred loan fees                           ---           (51)
            Other assets                                   8             4
            Accounts payable and accrued expenses        (13)           36
            Payable to Sponsor                           ---           (72)
            Interest payable                              (3)          166
                                                     -------       -------
              Net cash provided by operating
                activities                               457           426
                                                     -------       -------
          Cash flows used for investing activities:
            Additions to real estate                     (26)          (20)
                                                     -------       -------
          Cash flows used for financing activities:
            Notes payable principal payments            (116)         (101)
            Distributions to partners                   (350)          ---
            Distributions to minority interest
               holders, net                              (15)          (10)
                                                     -------       -------
              Net cash used for financing
                activities                              (481)         (111)
                                                     -------       -------
          Net increase (decrease) in cash                (50)          295

          Cash at beginning of year                    1,331         1,123
                                                     -------       -------
          Cash at end of period                     $  1,281      $  1,418
                                                    ========      ========
          Supplemental disclosure of cash flow
            information:
            Cash paid for interest                  $    950      $    862
                                                    ========      ========









                   See accompanying notes to financial statements.

                              RANCON PACIFIC REALTY L.P.

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
                    ------------------------------------------------
          In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Pacific Realty, L.P. (the Partnership) as of June 30, 1996 and December 31, 1995, and the related statements of operations for the three and six months ended June 30, 1996 and 1995, and changes in partners' equity and cash flows for the six months ended June 30, 1996 and 1995.

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

          During the quarter ended June 30, 1996, 1,105 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit)
          balance of the  abandoned units  was allocated  to the  remaining

                              RANCON PACIFIC REALTY L.P.

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          outstanding units.   As  of June  30,  1996, limited  partnership
          units issued and outstanding were 2,827,352.

          Reclassification - Certain 1995 balances have been reclassified to conform to the current year presentation.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial  statements   should   be  read   in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Note 3.   RELATED PARTY TRANSACTIONS
                    --------------------------
          In consideration for organizational and transitional management services, the Sponsor is to receive a fee of up to 6% of the aggregate appraised value of the property interests conveyed to the Partnership or $2,092,000. One-sixth of this fee, or approximately $350,000, was due upon the exchange of the property for Partnership Units. The remaining five-sixths of the fee was due in 60 monthly installments of $29,000. Ten monthly installments were paid for the period from March 1, 1988 through December 31, 1988. The next 48 monthly payments relating to the period from January 1, 1989 to December 31, 1992 were deferred until such time as (i) a specified amount of cash distributions were made to the holders of the preferred units during any calendar year or, (ii) the holders of the preferred units have received a return of the full amount of their investment. No monthly installments were paid during those 48 months. The two monthly installments of $29,000 related to January and February 1993 were paid during 1993. Payment of the balance of the fee of approximately $1,395,000 related to the 48 monthly installments will continue to be deferred until one of the two criteria set forth above is met.

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

          In order to satisfy certain lender requirements for the Partnership's new loan secured by the Villa La Jolla Condominiums (discussed below), VLJ Partners, a California limited partnership (VLJ LP) was formed as of September 1, 1995. VLJP contributed the property and all of its related assets and liabilities to VLJ LP in exchange for a 99% limited partnership interest. The general partner is VLJ, Inc., a California corporation, whose sole shareholders are the owners of VLJP, thereby having no affect on the Partnership's investment in the property.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          As of June 23, 1989, the Partnership was fully funded from the sale of all Preferred Units in the amount of $14,857,500. As of June 30, 1996, the Partnership had cash of $1,281,000. The remainder of the Partnership's assets consist primarily of its investments in three residential properties, which totaled approximately $31,206,000 at June 30, 1996.

          The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. All of the Partnership's assets are located in the Southern California region. The operations of the Partnership continue to be affected by the economic strength or weakness of the real estate industry in Southern California.

          As a result of substantial disbursements made in 1990, primarily for principal reductions of notes payable, building improvements and distributions to holders of Preferred Units, the Partnership's cash management from 1991 to 1994 was focused on rebuilding cash balances rather than making distributions. As efforts to rebuild cash balances were successful, the Partnership was able to make a distribution of $210,000 to the limited partners during 1994. As a result of the 1995 refinancing of the debt secured by the Villa La Jolla condominiums, management feels the Partnership is in a secure cash position and has reinstated periodic distributions to the partners of the net cash generated by the operations of the Partnership. Distributions to the partners of $175,000 were paid in each of the first and second quarters of 1996.

          Management believes that the Partnership's current cash, together with the cash flow to be generated from operations, will be sufficient to finance the properties' continued operations, make regular periodic distributions to the partners and meet future debt commitments, other than payments due on maturity in 2002 and 2018.

          Although no assurance can be given, the Partnership does not anticipate any major expenditures for improvements to its properties in the near future and hopes to increase cash flow from operations by maintaining and eventually increasing rental rates while maintaining operating expenses at or near the current level.

          RESULTS OF OPERATIONS
          ---------------------

          Rental income for the six months ended June 30, 1996 as compared to 1995 increased 7% or $172,000 primarily due to an increase in rental rates at all of the Partnership's properties. Occupancy rates as of June 30, 1996 were 98%, 95% and 96% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 94%, 98% and 97%, respectively, for the same period in 1995.

          The $4,000, or 22%, increase in interest and other income for the six months ended June 30, 1996 as compared to 1995 is due to the increase in the Partnership's cash balance as a result of the additional funds provided by operating activities.

          Operating expenses increased $95,000, or 8%, for the six months ended June 30, 1996 compared to the same period in 1995, primarily as a result of an increase in repair and maintenance expenses at the Villa La Jolla property.

          General and administrative costs remained consistent for the six months ended June 30, 1996 compared to 1995.

          Part II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    None.

          Item 2.   Changes in Securities

                    Not applicable.

          Item 3.   Defaults Upon Senior Securities

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    None.

                    (b) Reports on Form 8-K:

                    None.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date: August 13, 1996   RANCON PACIFIC REALTY L.P.
                                  a Delaware Limited Partnership

                                  By: RC PACIFIC REALTY PARTNERS, L.P.,
                                      General Partner




          Date: August 13, 1996   By:
                                      Daniel L. Stephenson
                                      Director, President,  Chief Executive
                                      Officer and
                                      Chief Financial Officer of
                                      RC Pacific Realty, Inc.,
                                      General Partner of
                                      RC Pacific Realty Partners, L.P.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date: August 13, 1996   RANCON PACIFIC REALTY L.P.
                                  a Delaware Limited Partnership

                                  By: RC PACIFIC REALTY PARTNERS, L.P.,
                                      General Partner




          Date: August 13, 1996   By:  /s/  Daniel  L. Stephenson
                                      Daniel L. Stephenson
                                      Director, President,  Chief Executive
                                      Officer and
                                      Chief Financial Officer of
                                      RC Pacific Realty, Inc.,
                                      General Partner of
                                      RC Pacific Realty Partners, L.P.
































                                    Page 11 of 11