Form 10-Q
period 1996-09-30
RANCON PACIFIC REALTY L P
filed 1996-11-14
CIK 823610

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-19438


                           RANCON PACIFIC REALTY L.P.
             (Exact name of registrant as specified in its charter)

                  California                                33-0270528
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

     400 South El Camino Real, Suite 1100
             San Mateo, California                            94402-1708
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

                                    Yes X No

      Total number of units outstanding as of September 30, 1996: 2,826,917

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                                                      September
30,               December 31,
                                                                          1996
                     1995
Assets
Rental property:
    Land                                                             $
14,213              $       14,213
    Buildings and improvements
28,481                      28,443

--------------              --------------

42,694                      42,656
       Less accumulated depreciation
(11,704)                    (11,022)

--------------              --------------
           Net rental property
30,990                      31,634

Cash and cash equivalents
1,358                       1,331
Accounts receivable, net
 54                          76
Deferred financing costs, net of
    accumulated amortization of $116
    and $61 at September 30, 1996 and
    December 31, 1995, respectively
516                         571
Other assets
224                         123

--------------              --------------

           Total assets                                              $
33,142              $       33,735

==============              ==============














                                  - continued -

                           RANCON PACIFIC REALTY L.P.

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)
                                                                      September
30,               December 31,
                                                                          1996
                      1995

------------                -------------
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses                            $
164              $           57
    Interest payable
155                         159
    Notes payable
23,407                      23,589
    Other liabilities
266                         251

--------------              --------------

       Total liabilities
23,992                      24,056

--------------              --------------

Commitments and contingent liabilities (see Note 3)

Minority interest
425                         388

--------------              --------------

Partners' equity (deficit):
    General Partner
(90)                        (90)
    Limited Partners, 2,826,917 and 2,828,457
       limited partnership units outstanding at
       September 30, 1996 and December 31, 1995,
       respectively
8,815                       9,381

--------------              --------------

           Total partners' equity
8,725                       9,291

--------------              --------------

              Total liabilities and partners' equity                 $
33,142              $       33,735

==============              ==============















                 See accompanying notes to financial statements.



                           RANCON PACIFIC REALTY L.P.

                      Consolidated Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                                   Three Months
Ended                      Nine Months Ended
                                                                      September
30,                          September 30,

-----------------------------             ------------------------
                                                                 1996
   1995                  1996              1995
                                                             -----------
----------            ----------        -------
Revenues:
    Rental income                                            $    1,455
$    1,391            $    4,272        $    4,036
    Interest and other income                                        17
        12                    39                30
                                                             ----------
----------            ----------        ----------

          Total revenues                                          1,472
     1,403                 4,311             4,066
                                                             ----------
----------            ----------        ----------

Expenses:
    Operating                                                       636
       606                 1,885             1,760
    Interest                                                        485
       524                 1,469             1,549
    Depreciation                                                    228
       226                   682               676
    General and administrative                                       75
        66                   254               237
                                                             ----------
----------            ----------        ----------

          Total expenses                                          1,424
     1,422                 4,290             4,222
                                                             ----------
----------            ----------        ----------

Income (loss) before minority interest                               48
       (19)                   21              (156)

Minority interest in net (income) loss                               (1)
       ---                     1                10
                                                             ----------
----------            ----------        ----------

Net income (loss)                                            $       47
$      (19)           $       22        $     (146)
                                                             ==========
==========            ==========        ==========

Net income (loss) per limited partnership
    unit                                                     $     0.02
$    (0.01)           $     0.01        $    (0.05)
                                                             ==========
==========            ==========        ==========

Distributions per limited partnership unit:
    From net income                                          $      ---
$      ---            $      ---        $      ---
    Representing return of capital                                 0.06
       ---                  0.18               ---
                                                             ----------
----------            ----------        ----------
      Total distributions per limited
          partnership unit                                   $     0.06
$      ---            $     0.18        $      ---
                                                             ==========
==========            ==========        ==========

Weighted average number of limited
    partnership units outstanding during
    the period used to compute net
    income(loss) and distributions per
    limited partnership unit                                  2,827,135
 2,828,457             2,827,892         2,828,457
                                                             ==========
==========            ==========        ==========



                 See accompanying notes to financial statements.


                           RANCON PACIFIC REALTY L.P.

              Consolidated Statements of Partners' Equity (Deficit)
                                 (in thousands)

              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)




                                                             General
   Limited
                                                             Partner
   Partners             Total

Balance at December 31, 1995                              $         (90)
$      9,381        $       9,291

Net income                                                          ---
          22                   22

Distributions                                                       ---
        (525)                (525)

Adjustment to minority investment                                   ---
         (63)                 (63)
                                                          -------------
------------        -------------

Balance at September 30, 1996                             $         (90)
$      8,815        $       8,725
                                                          =============
============        =============



Balance at December 31, 1994                              $         (89)
$      9,703        $       9,614

Net loss                                                             (1)
        (145)                (146)
                                                          -------------
------------        -------------

Balance at September 30, 1995                             $         (90)
$      9,558        $       9,468
                                                          =============
============        =============















                 See accompanying notes to financial statements.



                           RANCON PACIFIC REALTY L.P.

              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)

          Nine months ended

            September 30,

    ----------------------------

      1996                1995

    ---------           --------
Cash flows from operating activities:
  Net income (loss)
   $       22         $     (146)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation
          682                676
    Amortization of loan fees, included in interest expense
           55                 29
    Minority interest in net income/loss and distributions
          (26)               (10)
Changes in certain assets and liabilities:
    Accounts receivable
           22                (38)
    Deferred costs
          ---                 11
    Other assets
         (101)              (109)
    Accounts payable and accrued expenses
          107                158
    Payable to Sponsor
          ---                (72)
    Interest payable
           (4)               156
    Other liabilities
           15                 (9)

   ----------         ----------

       Net cash provided by operating activities
          772                646

   ----------         ----------

Cash flows from investing activities:
    Additions to real estate
          (38)               (32)

   ----------         ----------

       Net cash used for investing activities
          (38)               (32)

   ----------         ----------

Cash flows from financing activities:
  Proceeds from notes payable
          ---             13,500
  Payoff of matured note payable
          ---            (13,142)
  Closing costs and loan fees
          ---               (470)
  Note payable principal payments
         (182)              (139)
  Distributions to partners
         (525)               ---

   ----------         ----------

       Net cash used for financing activities
         (707)              (251)

   ----------         ----------

Net increase in cash
           27                363

Cash and cash equivalents at beginning of period
        1,331              1,123

   ----------         ----------

Cash and cash equivalents at end of period
   $    1,358         $    1,486

   ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest
   $    1,418         $    1,353

   ==========         ==========

                 See accompanying notes to financial statements.

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Rancon Pacific Realty, L.P. (the Partnership) as of September 30, 1996 and December 31, 1995, and the related consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, and changes in partners' equity and cash flows for the nine months ended September 30, 1996 and 1995.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $215,000 per year, which is fixed for five years and subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions as of February 28, 1995, March 31, 1995 and July 1, 1995.

During the quarters ended June 30, 1996 and September 30, 1996, a total of 1,540 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of September 30, 1996, limited partnership units issued and outstanding were 2,826,917.

Consolidation - The accompanying financial statements of Rancon Pacific Realty, Inc. include the accounts of Rancon Pacific Realty, Inc. and its majority owned partnership Villa La Jolla Partners. All significant intercompany balances and transactions have been eliminated in the consolidation.

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Reclassification - Certain 1995 balances have been reclassified to conform to the current year presentation.

Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

Note 3.           RELATED PARTY TRANSACTIONS

In consideration for organizational and transitional management services, the Sponsor is to receive a fee of up to 6% of the aggregate appraised value of the property interests conveyed to the Partnership or $2,092,000. One-sixth of this fee, or approximately $350,000, was due upon the exchange of the property for Partnership Units. The remaining five-sixths of the fee was due in 60 monthly installments of $29,000. Ten monthly installments were paid for the period from March 1, 1988 through December 31, 1988. The next 48 monthly payments relating to the period from January 1, 1989 to December 31, 1992 were deferred until such time as (i) a specified amount of cash distributions were made to the holders of the preferred units during certain calendar years or, (ii) the holders of the preferred units have received a return of the full amount of their investment. No monthly installments were paid during those 48 months. The two monthly installments of $29,000 related to January and February 1993 were paid during 1993. Payment of the balance of the fee of approximately $1,395,000 related to the 48 monthly installments will continue to be deferred until one of the two criteria set forth above is met.

Note 4.           ADJUSTMENT TO MINORITY INVESTMENT

During 1995, it was discovered that pervious years allocations of losses and cash distributions were incorrectly allocated between Transamerica La Jolla Partners (TLJP) and the Partnership due to additional cash contributions made by the Partnership to the joint venture, owner of the Villa La Jolla Condominiums. The cumulative effect of the misallocation of losses and distributions was $63,000 and $12,000, respectively. This misallocation of losses has been properly stated in 1996 and accounts for the adjustment to minority investment included in the Partnership's Consolidated Statement of Partners' Equity (Deficit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Rancon Pacific Realty L.P. (the Partnership) was formed in September, 1987 for the purpose of acquiring the real properties and certain other assets, subject to secured indebtedness and certain other liabilities (net assets) of three public limited partnerships: Shadow Hill Partners (SHP), Eastgate Village Partners (EVP) and Brichard-La Jolla Partners (BLJP) (the Participating Partnerships). The Participating Partnerships contributed their net assets to the Partnership on February 29, 1988, and the Partnership issued each Participating Partnership the number of Exchange Units equal to the exchange value assigned to the net assets contributed by that Participating Partnership along with rights to purchase three Preferred Units for each Exchange Unit issued. A total of 707,500 Exchange Units and 2,122,500 Preferred Units were issued.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 23, 1989, the Partnership was fully funded from the sale of all Preferred Units in the amount of $14,857,500. As of September 30, 1996, the Partnership had cash of $1,358,000. The remainder of the Partnership's assets consist primarily of its investments in three residential properties, which totaled approximately $30,990,000 at September 30, 1996.

The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. All of the Partnership's assets are located in the Southern California region. The operations of the Partnership continue to be affected by the economic strength or weakness of the real estate industry in Southern California.

As a result of substantial disbursements made in 1990, primarily for principal reductions of notes payable, building improvements and distributions to holders of Preferred Units, the Partnership's cash management from 1991 to 1994 was focused on rebuilding cash balances rather than making distributions. As efforts to rebuild cash balances were successful, the Partnership was able to make a distribution of $210,000 to the limited partners during 1994. As a result of the 1995 refinancing of the debt secured by the Villa La Jolla condominiums, management feels the Partnership is in a secure cash position and has reinstated periodic distributions to the partners of the net cash generated by the operations of the Partnership. Distributions to the partners of $175,000 have been paid in each quarter of 1996.

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

The increase in other assets of $101,000, or 82%, is due to a $28,000 increase in prepaid insurance from December 31, 1995 to September 30, 1996 combined with an increase in impound accounts required by the lender of $73,000.

RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1996 as compared to 1995 increased 6% or $236,000 primarily due to an increase in rental rates at all of the Partnership's properties. Occupancy rates as of September 30, 1996 were 97%, 99% and 98% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 99%, 99% and 98%, respectively, for the same period in 1995.

The $9,000, or 30%, increase in interest and other income for the nine months ended September 30, 1996 as compared to 1995 is due to the increase in the Partnership's cash balance as a result of the additional funds provided by operating activities.

Operating expenses increased $125,000, or 7%, for the nine months ended September 30, 1996 compared to the same period in 1995, primarily as a result of an increase in repair and maintenance expenses at the Villa La Jolla property due to aging of the building.

General and administrative costs increased $17,000 or 7% for the nine months ended September 30, 1996 compared to 1995. The increase is primarily due to an increase in general legal fees of $6,000, $5,000 in fees incurred in connection with valuations of the limited partnership interests and $4,000 in loan administration fees as a result of the Villa La Jolla Condominium refinancing in September, 1995.

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

                  #27 - Financial Data Schedule.

                  (b) Reports on Form 8-K:

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RANCON PACIFIC REALTY, L.P.
                                            A CALIFORNIA LIMITED PARTNERSHIP
                                            (Registrant)


                                            By: RC PACIFIC REALTY PARTNERS, L.P.
                                                General Partner


Date: November 13, 1996                     By: /s/ Daniel L. Stephenson
                                                Daniel L. Stephenson
                                                Director, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer of
                                                RC Pacific Realty, Inc.,
                                                General Partner of
                                                RC Pacific Realty Partners, L.P.