Form 10-K
period 1996-12-31
RANCON PACIFIC REALTY L P
filed 1997-03-31
CIK 823610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

                         Commission file number: 0-19438

                           RANCON PACIFIC REALTY L.P.,
                         A DELAWARE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Delaware                                  33-0270528
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

    400 South El Camino Real, Suite 1100                    94402-1708
                                                          ------------
            San Mateo, California                           (Zip Code)
            ---------------------
  (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 343-9300 Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                 Exchange Units
                                (Title of Class)
                                 Preferred Units
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Inapplicable

                      DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus dated August 8, 1988, filed pursuant to Rule 424(b), File no. 2-17900 (the Prospectus), is incorporated by reference in Parts I, II, III and IV hereof.

          For additional items incorporated by reference, see Item 14.

                                     PART I


Item 1.      Business

Incorporated by reference herein is the information regarding the organization and description of the business of Rancon Pacific Realty L.P., a Delaware Limited Partnership, (the Partnership) included in the Prospectus (Exhibit 28.1 hereto) under the captions "The Partnership" and "The Exchange Properties" commencing at pages 18 and 34 of the Prospectus, respectively. The Partnership reached final funding in June, 1989. During the year ended December 31, 1992, the Partnership repurchased and retired 715 preferred units and 828 exchange units were abandoned by a limited partner. During the year ended December 31, 1996, 2,373 exchange units and 500 preferred units were abandoned. Limited Partners abandon their units when they desire to no longer receive a K-1 from the Partnership. The equity of the abandoned limited partner units has been allocated to the remaining limited partners. At December 31, 1996, the Partnership had 704,299 exchange units and 2,121,285 preferred units issued and outstanding. The Partnership has no employees.

At December 31, 1996, the Partnership owned three properties, which are more fully described in Item 2.

Competition within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Although management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Working Capital

The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2.           Properties
                                                                                 # of Units          Encumbrances at
     Name                  Location                Type            Size             Owned           December 31, 1996
     ----                  --------                ----            ----             -----           -----------------
Pacific Bay Club     San Diego, California       Residential    103,275 sq. ft.       159         $     4,494,000
  Apartments

La Jolla Canyon      San Diego, California       Residential     83,164 sq. ft.       157         $     5,469,000
  Apartments

Villa La Jolla       San Diego, California       Residential    271,369 sq. ft.       385         $    13,374,000
  Condominiums


Pacific Bay Club Apartments

Pacific Bay Club Apartments is a 159-unit garden apartment complex situated on approximately 4.4 acres in San Diego, California. The property is located two blocks east of Morena Boulevard, a major north-south frontage road along Interstate Highway 5. The property is approximately eight miles north of downtown San Diego at 4070 Huerfano Avenue, San Diego, California 92117. The area surrounding the property is primarily single-family residential, with middle and upper-middle income housing. Immediately adjacent to the property to the south and east are two condominium projects.

The Pacific Bay Club Apartments complex is comprised of two three-story buildings with elevators. The unit mix is 66 studio apartments at 475 square feet each, 42 one-bedroom/one-bathroom apartments at 650 square feet each and 51 two-bedroom/two bathroom apartments at 875 square feet each. There are clubhouse and barbecue facilities, a heated swimming pool, spa and sauna, four laundry facilities and 222 parking spaces.

All of the units are rented unfurnished. Each apartment is equipped with a refrigerator, electric range, garbage disposal, dishwasher (except studios), private patio, wall-to-wall carpeting and custom window coverings. All utilities are paid by the landlord except electricity and cable. There is one office used for leasing activities. The property was constructed in 1972 using wood frame construction and stucco exteriors, with flat, built-up roofs.

According to the Partnership's property manager, Pacific Bay Club's strongest competition is located approximately 10 miles away, closer to the coast. Pacific Bay Club Apartments is approximately 24 years old and is competing with properties which were built an average of seven years ago. In order to be competitive, Pacific Bay Club's units offer upgraded amenities and continuing efforts are devoted to the outside appearance of the complexes. Pacific Bay Club is 98% leased at December 31, 1996, which is equal to the market average.

The occupancy levels at December 31, 1996, 1995 and 1994, expressed as a percentage of the total apartments available for rent, were 98%, 96% and 89%, respectively. The average monthly rental rates for the apartments at December 31, 1996 are as follows:

         Rental rate:
           Studio                                   $572
           One bedroom/one bathroom                 $662
           Two bedroom/two bathroom                 $771

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Pacific Bay Club Apartments property secures a note payable in the amount of $4,494,000. The note matures November 1, 2018.

During 1996, the property was assessed property taxes of approximately $79,000 based on a tax rate of 1.12%.

La Jolla Canyon Apartments

La Jolla Canyon Apartments is a 157-unit garden apartment complex situated on approximately 4.7 acres in San Diego, California. The property is located approximately 11 miles north of downtown San Diego and five miles northeast of La Jolla at 9515 Genessee Avenue, San Diego, California 92122 in an area referred to as "The Golden Triangle". The Golden Triangle is formed by the intersection of Interstate 5 and 805 and Highway 52. The immediate area surrounding the property is primarily single-family homes and condominium projects.

The La Jolla Canyon Apartments complex is comprised of six two story buildings. The unit mix is 112 one-bedroom/one-bathroom apartments at 487 square feet each and 45 two-bedroom/one-bathroom apartments at 636 square feet each. There are recreation facilities, a solar-heated swimming pool, spa and sauna, modern laundry facility and 205 parking spaces.

All of the units are rented unfurnished. Each apartment is equipped with a refrigerator, electric range, garbage disposal, private patio, wall-to-wall carpeting and custom window coverings. Some units have dishwashers. All utilities are paid by the landlord except electricity and cable. A leasing office and one decorated model apartment are used in leasing activities. The property was constructed in 1976 using wood frame construction and stucco exteriors, with sloping, asphalt shingle roofs.

According to research conducted by the property manager, there are approximately 5,000 residential units within the Golden Triangle that compete with La Jolla Canyon. La Jolla Canyon is approximately 22 years old yet remains competitive in the market. The property is 98% occupied at December 31, 1996, which is above the market average of 94%.

La Jolla Canyon is close to the University of California San Diego Campus, Scripps Clinic, research facilities such as the Salk Institute and many major pharmaceutical and biotech companies. Therefore although quite small, the units have been easy to rent to the surrounding community. A 500 unit high rise apartment building is slated for construction in the spring of 1997 within three blocks of the La Jolla Canyon Apartments complex. Management is unaware at this time how the completion of the high rise apartment complex will affect the property.

The occupancy levels at December 31, 1996, 1995 and 1994, expressed as a percentage of the total apartments available for rent, were 98%, 95% and 99%, respectively. The average monthly rental rates for the apartments at December 31, 1996 were:

         Rental rate:
           One bedroom/one bathroom                 $683
           Two bedroom/two bathroom                 $788

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the La Jolla Canyon Apartments property secures a note payable in the amount of $5,469,000. The note matures October 1, 2018.

During 1996, the property was assessed property taxes of approximately $88,000 based on a tax rate of 1.12%.

Villa La Jolla Condominiums

Villa La Jolla is part of a condominium complex consisting of 500 garden-style residential units, of which the Partnership owns 385 units; the other 115 units were sold to individual owners prior to the acquisition of the property by the Partnership. The condominium complex is situated on approximately 18.28 acres in La Jolla, California. The complex was built and opened as an apartment complex in 1972 and converted to condominiums in 1980. The property is located approximately 11 miles north of downtown San Diego, two miles north of downtown La Jolla and one mile east of the Pacific Ocean at 8540 Villa Mallorca Drive, La Jolla, California 92037. The immediate area surrounding the property consists of residential condominium projects and single-family homes.

The portion of the complex owned by the Partnership is comprised of 52 two-story buildings, including 101 studio apartments at 505 square feet each, 222 one-bedroom/one-bathroom apartments at 710 square feet each and 62 two-bedroom/two-bathroom apartments at 1,012 square feet each. There are two swimming pools, two spas, six laundry facilities, a recreation facility (fitness center and club house) and 395 parking spaces.

All of the units are rented unfurnished. Each unit is equipped with a refrigerator, electric oven and range, garbage disposal, private patio (with storage), wall-to-wall carpeting and custom window coverings. A majority of the units have dishwashers. All utilities are paid by the tenants. A leasing office and two decorated model units are used in leasing activities. The property was constructed using wood frame construction and stucco exteriors, with sloping asphalt roofs.

Villa La Jolla has maintained a strong presence in the local rental market. Occupancy in the local area ranges between 95% and 98% throughout the year. Villa La Jolla consistently meets or exceeds that average, with occupancy at 97%.

The occupancy levels at December 31, 1996, 1995 and 1994 expressed as a percentage of the total units available for rent, were 97%, 97% and 99%, respectively. The average monthly rental rates for the units at December 31, 1996 were:

         Rental rate:
           Studio                                      $659
           One bedroom/one bathroom                    $749
           Two bathroom/two bathroom                   $939

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Villa La Jolla Condominiums property secures a note payable in the amount of $13,374,000. The note matures September 1, 2002.

During 1996, the property was assessed property taxes of approximately $249,000 based on a tax rate of 1.15%.

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.            Market  for   Partnership's   Common   Equity   and   Related
                   Stockholder Matters

Market Information

There is no established trading market for the Exchange Units or the Preferred Units.

Holders

As of December 31, 1996, a total of 1,607 persons held the Exchange Units and a total of 1,180 persons held the Preferred Units (collectively, the Limited Partners).

Dividends

Incorporated by reference herein is the information regarding the Partnership's distribution policies included in Paragraph 11 of the Partnership's Agreement of Limited Partnership (Exhibit 3.1 hereto) and the Partnership's Third Amendment to Agreement of Limited Partnership (Exhibit 3.3 hereto).

The following distributions of Cash From Operations were made by the Partnership to the holders of Preferred Units during the last three fiscal years.

                       Amount              Amount               Amount
   Date of          Distributed         Distributed         Distributed to
Distribution    to Limited Partners      Per Unit           General Partner
  11/30/96        $    175,000           $   0.08            $        --
   8/31/96        $    175,000           $   0.08            $        --
   6/30/96        $    175,000           $   0.08            $        --
   3/1/96         $    175,000           $   0.08            $        --
  12/15/95        $    175,000           $   0.08            $        --
  12/15/94        $    210,000           $   0.10            $     2,000

Of the total distributions paid in 1996, $0.29 represented a return of capital. All distributions in 1995 and 1994 represented a return of capital.

Item 6.           Selected Financial Data

The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.

The following is selected financial data for the five years ended December 31, (in thousands, except per Unit data).

                                          1996             1995            1994           1993             1992
                                          ----            ------          ------         ------           -----
Rental Income                        $      5,758      $     5,358     $     5,249    $    5,286      $     5,321

Net income (loss)                    $         81      $      (148)    $      (349)   $     (139)     $      (495)

Net income (loss) allocable
 to limited partners                 $         80      $      (147)    $      (346)   $     (138)     $      (490)

Net (income) loss per limited
 partnership unit                    $      0.03       $    (0.05)     $    (0.12)    $    (0.05)     $   (0.17)

Total assets                         $     32,843      $    33,735     $    33,785    $   34,428      $    35,042

Long-term obligations                $     23,337      $    23,589     $    23,418    $   23,502      $    23,956

Cash distributions per limited partnership unit:
   Preferred Unit                    $      0.32       $     0.08      $     0.10     $       --      $        --
   Exchange Unit                     $         --      $        --     $        --    $       --      $        --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS

Pursuant to a plan of exchange which was consummated in 1988, the Partnership issued 707,500 exchange units and rights to purchase 2,122,500 preferred units at a cost of $7 per preferred unit in exchange for the assets of Shadow Hill Partners, Eastgate Village Partners and Brichard-La Jolla Partners (the
Participating Partnerships). The exchange units were allocated among the Participating Partnerships using the appraised value of the real property owned by them, less related mortgage indebtedness and adjusted for the book value of other specified net assets as of September, 1987. Rights to purchase three preferred units were issued with each exchange unit. Preferred Units covered by unexercised rights were then sold to other investors. As of June 23, 1989, the Partnership was fully funded from the sale of 2,122,500 Preferred Units in the amount of $14,857,500.

As of December 31, 1996, the Partnership had cash and cash equivalents of $1,407,000. The remainder of the Partnership's assets consists primarily of its investments in three residential properties, with a net book value totaling approximately $30,768,000 at December 31, 1996.

All of the Partnership's assets are located in San Diego County, California and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the Southern

California real estate market in an effort to determine the optimal time to dispose of the assets and realize their maximum value.

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties, as proven in recent years, will be sufficient to finance the properties' continued operations as well as meet future debt commitments. Management will continue to monitor market conditions in order to sell its properties for the best obtainable price prior to June 1999, the date upon which the Partnership is due to terminate, or as soon as practicable.

During 1989, management discovered the presence of asbestos at the three properties and elected to remove the asbestos from the common areas as well as to take the steps necessary to notify tenants and on-site staff. Asbestos has been removed from some of the individual apartment and condominium units. Management will monitor the need for any additional asbestos removal and will incur the costs only when a need for such removal arises. Careful attention has been taken by management to insure that the proper notifications to tenants are maintained.

RESULTS OF OPERATIONS

Rental income increased $293,000 and $115,000 for the year ended December 31, 1996 compared to 1995 and 1995 compared to 1994, respectively, primarily due to an increase in rental rates at all the Partnership's properties.

The 31% and 8% increases in interest income for the year ended December 31, 1996 compared to 1995 and 1995 compared to 1994, respectively, are due to an increase in the Partnership's invested cash balances as a result of additional funds provided by operating activities.

Operating and depreciation expenses remained consistent for the years ended December 31, 1994 through 1996.

Interest expense continues to decline due to the decreasing balances of the Partnership's outstanding debt.

General and administrative expenses increased 18% in 1996 compared to 1995 due to an increase in general legal fees of $14,000 associated with administering the Partnership's day-to-day affairs, $5,000 in fees incurred in connection with valuations of limited partnership interests and $24,000 and $7,000 for additional insurance and loan administration fees, respectively, as a result of the Villa La Jolla refinancing in September, 1995. The 7% increase in 1995 was a result of the payment and expense of 1994 audit and tax return fees in 1995. Since January 1, 1995, audit and tax fees have been accrued in the year to which they relate.

In December 1994, Rancon Financial Corporation (RFC) entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the Partnership, eight other related partnerships and third parties (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership. This agreement was effective January 1, 1995.

RFC entered into the transaction with Glenborough described above, when it determined to sell that portion of its business relating to investor services, property management services and asset management services, and those services are now rendered to the Partnership, eight other related partnerships and third parties by Glenborough. The Partnership required those services to be rendered to it until such time as all of its properties were sold, whether performed by the General Partner or Glenborough. RFC, as General Partner for the Partnership, has the responsibility and obligation to manage the Partnership business, including the sale of its properties, notwithstanding that certain property management and other administrative activities regarding the Partnership are now performed by Glenborough.

As a result of the agreement between RFC and Glenborough, RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon Partnerships. Such costs allocated to the Partnership aggregated $42,000 and were included in administrative expenses for the year ended December 31, 1994.

Item 8.           Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 1995, Price Waterhouse LLP was dismissed as the principal independent accountant for the Partnership. The decision to dismiss Price Waterhouse LLP was made by the Partnership's General Partner.

The reports of Price Waterhouse LLP on the Partnership's financial statements for the period ending December 31, 1994, do not contain an adverse opinion or a disclaimer of an opinion, nor were such opinions modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 1994 and the subsequent interim period from January 1, 1995 to June 6, 1995, there were no disagreements between the Partnership and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. For this purpose the term disagreement does not include initial differences of opinion based on incomplete facts or preliminary information that were later resolved to the satisfaction of Price Waterhouse LLP by obtaining additional relevant facts or information.

During the fiscal year ended December 31, 1994 and the subsequent interim period from January 1, 1995 to June 6, 1995, there were no "reportable events" of the type described in Rule 304(a)(1)(v)(A) through (D) of Regulation S-K.

On June 6, 1995, the Partnership engaged Arthur Andersen LLP as its new principal independent accountant. During the fiscal year ended December 31, 1994 and the subsequent interim period from January 1, 1995 through June 6, 1995, the Partnership did not consult with Arthur Andersen LLP as to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Partnership's financial statements.

                                    Part III

Item 10.           Directors and Executive Officers of the Partnership

RC Pacific Realty Partners L.P. (RCPLP) is a Delaware limited partnership formed in 1987 to serve as the General Partner of the Partnership. RC Pacific Realty, Inc. (RCPRI) is the general partner of RCPLP and RFC and certain of its key employees and others are limited partners of RCPLP. RCPRI was incorporated in California in 1987 to serve as the general partner of RCPLP. The executive officers and directors of RCPRI are:

Daniel L. Stephenson          Chairman of the Board, President, Chief Executive
                              Officer and Chief Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 53, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986 and from August 1991 to September 1992, and has from inception, held the position of Chairman of the Board. In addition, Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Effective January 1, 1994 RFC acquired all the outstanding shares of Partnership Asset Management Company, a California corporation, which previously performed or contracted on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. These services were provided to the Partnership by RFC subject to the provisions of the Partnership Agreement.

Rancon Development Fund VII (RDFVII), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law on May 6, 1994 in order to put an automatic stay on RDFVII's property and to forestall the pending foreclosure. In March, 1994, the General Partners were approached by a non-affiliated party interested in acquiring the interests of RDFVII's general partners and attempting to restructure the partnership and its secured debt.
Although the necessary majority-in-interest of RDFVII's limited partners was received, an agreement regarding the terms of the transfer and the plan of reorganization could not be reached. The holder of the note secured by RDFVII's property filed for and was granted a relief from the stay thereby allowing the foreclosure sale to proceed. Such sale took place on September 15, 1994 and the bankruptcy is in the process of being dismissed, as the property was RDFVII's only asset.

Six Stoneridge L.P. (SSRLP), a partnership formed by Rancon Development Fund VI (RDFVI), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law in December, 1992. Efforts to negotiate a modification of the purchase agreement of StoneRidge I, to obtain loans, joint venture partners or other vehicles to meet or modify the cash payment requirements were unsuccessful. In February, 1993, an adversary complaint was filed against SSRLP in the bankruptcy court to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with the property. A tentative agreement has been reached. As of December 31, 1996, SSRLP and RDFVI have been dissolved.

Item 11.          Executive Compensation

The Partnership  has no executive  officers.  For information  relating to fees,
compensation,   reimbursements   and  distributions  paid  to  related  parties,
reference is made to Item 13 below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management

                                                                         Amount and
                                                                          Nature of
       Title                                                             Beneficial                    Percent
     of Class           Name of Beneficial Owner                          Ownership                   of Class

Preferred Units         Daniel L. Stephenson (I.R.A.)              14,254 Units (indirect)                *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership's Partnership Agreement;
(ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) withdrawal or removal of the General Partner or any successor General Partner;
(v) purchase price of the withdrawing General Partners' interest; (vi) election of a new General Partner; (vii) the approval or disapproval of the terms of purchase of the General Partner's interest; and (viii) the modification of the terms of any agreement between the Partnership and the General Partner or an affiliate.

Item 13.          Certain Relationships and Related Transactions

For the year ended December 31, 1996, the Partnership did not incur any costs reimbursable to RFC.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Reports of Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 1996 and 1995

                    Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                    Consolidated Statements of Partners' Equity (Deficit) for the Years Ended December 31, 1996, 1995 and 1994

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                   Notes to Consolidated Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996 and Note thereto

                   All  other   schedules  are  omitted  because  they  are  not
                   applicable or the required information is shown in the consolidated financial statements or notes thereto.

              (3)  Exhibits:

                    (3.1) Agreement of Limited Partnership and First Amendment thereto (included as part of the Prospectus filed as Exhibit 28.1 hereto)

                    (3.2)  Second Amendment to Agreement of Limited Partnership*

                    (3.3)  Third Amendment to Agreement of Limited Partnership *

                    (3.4)   Agreement  of  Limited   Partnership  and  amendment
                            thereto of Villa, L.P.

                   (10.1) Management, administration and consulting agreement and amendment thereto for services rendered by Glenborough Inland Realty Corporation dated December 20, 1994 and March 30, 1995, respectively

                    (10.2) Promissory note secured by a deed of trust on Villa La Jolla Condominiums in the amount of $13,500,000 dated August 31, 1995

                    (28.1) Prospectus dated August 8, 1988 (portions of which are incorporated by reference into this annual report.)*

                    * Included as an Exhibit in Form 10-K filed for fiscal year ended December 31, 1992.

         (b) Reports on Form 8-K

              None.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RANCON PACIFIC REALTY L.P.,
                                              (Partnership)




Date:    March 27, 1997                 By:  /s/ DANIEL L. STEPHENSON
                                           --------------------------
                                              Daniel L. Stephenson
                                              Director,     President,     Chief
                                              Executive    Officer   and   Chief
                                              Financial    Officer   of   Rancon
                                              Financial   Corporation,   General
                                              Partner of Rancon  Pacific  Realty
                                              L.P.




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



Date:    March 27, 1997                 By:  /s/ DANIEL L. STEPHENSON
                                           --------------------------
                                              Daniel L. Stephenson
                                              Director,     President,     Chief
                                              Executive    Officer   and   Chief
                                              Financial    Officer   of   Rancon
                                              Financial   Corporation,   General
                                              Partner of Rancon  Pacific  Realty
                                              L.P.

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE





                                                                            Page

   Reports of Independent Public Accountants                              16, 17

   Financial Statements:

      Consolidated Balance Sheets as of December 31, 1996 and 1995            18

      Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994                                     19

      Consolidated Statements of Partners' Equity (Deficit)
         for the years ended December 31, 1996, 1995 and 1994                 20

      Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                     21

      Notes to Consolidated Financial Statements                              22

   Schedule:

      III - Real Estate and Accumulated Depreciation
            as of December 31, 1996 and Note thereto                          29

   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON PACIFIC REALTY L.P.

We have audited the accompanying consolidated balance sheets of RANCON PACIFIC REALTY L.P., as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON PACIFIC REALTY L.P., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Francisco, California
   February 12, 1997

                        Report of Independent Accountants



To the General and Limited Partners of
Rancon Pacific Realty L.P.

In our opinion, the accompanying consolidated statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rancon Pacific Realty L.P. and its subsidiary for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Rancon Pacific Realty L.P. for any period subsequent to December 31, 1994.

Our audit for the year ended December 31, 1994 was made for the purpose for forming an opinion on the basic financial statements taken as a whole. Our audit also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PRICE WATERHOUSE LLP

San Diego, California
February 3, 1995


                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                    (in thousands, except units outstanding)


                                                                                           1996                1995
                                                                                           ----              ------
Assets
Rental property, net of accumulated depreciation
    of $11,932 and $11,022 in 1996 and 1995, respectively                          $       30,768        $      31,634
Cash and cash equivalents                                                                   1,407                1,331
Accounts receivable                                                                             5                   76
Deferred financing costs, net of accumulated amortization
    of $134 and $61 in 1996 and 1995, respectively                                            498                  571
Other assets                                                                                  165                  123
                                                                                   --------------        -------------

         Total Assets                                                              $       32,843        $      33,735
                                                                                    =============        =============


Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses                                          $           70        $          57
    Interest payable                                                                          155                  159
    Notes payable                                                                          23,337               23,589
    Other liabilities                                                                         251                  251
                                                                                   --------------        -------------

         Total liabilities                                                                 23,813               24,056
                                                                                   --------------        -------------

Commitments and contingent liabilities (see Note 2)

Minority interest                                                                             423                  388
                                                                                   --------------        -------------

  Partners' equity (deficit):
    General Partner                                                                           (90)                 (90)
    Limited Partners, 2,825,584 and 2,828,457 units
      outstanding in 1996 and 1995, respectively (including 2,121,285 and 2,121,785 preferred units outstanding in 1996 and 1995,
      respectively)                                                                         8,697                9,381
                                                                                   --------------        -------------

       Total partners' equity                                                               8,607                9,291
                                                                                   --------------        -------------

               Total liabilities and partners' equity                              $       32,843        $      33,735
                                                                                    =============        =============



The accompanying notes are in integral part of these consolidated financial statements.



                           RANCON PACIFIC REALTY L.P.

                      Consolidated Statements of Operations
              For the years ended December 31, 1996, 1995 and 1994
                     (in thousands, except per unit amounts)


                                                                                 1996             1995                1994
                                                                                 ----            ------              -----
Revenue:
    Rental income                                                           $     5,758       $      5,465      $     5,350
    Interest income                                                                  51                 39               36
                                                                            -----------       ------------      -----------

       Total revenue                                                              5,809              5,504            5,386
                                                                            -----------       ------------      -----------

Expenses:
   Operating, including $324 paid to Sponsor
    in 1994                                                                       2,495              2,402            2,397
   Interest                                                                       1,952              2,047            2,193
   Depreciation                                                                     910                902              898
   General and administrative, including $174
    paid to Sponsor in 1994                                                         369                314              293
                                                                            -----------       ------------      -----------

       Total expenses                                                             5,726              5,665            5,781
                                                                            -----------       ------------      -----------

Income (loss) from operations                                                        83               (161)            (395)

Minority interest                                                                    (2)                13               46
                                                                            -----------       ------------      -----------

Net income (loss)                                                           $        81       $       (148)     $      (349)
                                                                             ==========       ============      ===========

Net income (loss) per limited partnership unit                              $     0.03        $    (0.05)       $    (0.12)
                                                                             =========        ==========        ==========

Distributions per preferred unit:
 Representing return of capital                                             $     0.29        $     0.08        $     0.10
 From net income                                                                  0.03                 --                --
                                                                            ----------        -----------       -----------

       Total distributions per preferred unit                               $     0.32        $     0.08        $     0.10
                                                                             =========        ==========        ==========

Weighted average number of limited partnership
 units outstanding during the period used to compute
 net income (loss) per limited partnership unit                               2,827,286          2,828,457        2,828,457
                                                                            ===========          =========        =========

Weighted average number of preferred units
 outstanding during the period used to compute
 distributions per preferred unit                                             2,121,516          2,121,785        2,121,785
                                                                            ===========          =========        =========


The accompanying notes are in integral part of these consolidated financial statements.


                           RANCON PACIFIC REALTY L.P.

                   Consolidated Statements of Partners' Equity (Deficit)
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                             General         Limited
                                                                             Partner        Partners          Total

Balance at December 31, 1993                                               $     (84)    $    10,259      $   10,175

Distributions to partners                                                         (2)           (210)           (212)

Net loss                                                                          (3)           (346)           (349)
                                                                           ---------     -----------      ----------

Balance at December 31, 1994                                                     (89)          9,703           9,614

Distributions to partners                                                         --            (175)           (175)

Net loss                                                                          (1)           (147)           (148)
                                                                           ---------     -----------      ----------

Balance at December 31, 1995                                                     (90)          9,381           9,291

Distributions to partners                                                         --            (700)           (700)

Net income                                                                         1              80              81

Adjustment to minority interest                                                   (1)            (64)            (65)
                                                                           ----------    ------------     -----------

Balance at December 31, 1996                                               $     (90)    $     8,697      $    8,607
                                                                            =========     ==========       =========











The accompanying notes are in integral part of these consolidated financial statements.


                           RANCON PACIFIC REALTY L.P.

                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                               1996               1995                   1994
                                                                               ----             -------                ------
Cash flows from operating activities:
 Net income (loss)                                                       $         81         $      (148)        $       (349)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation                                                              910                 902                  898
        Amortization of loan fees,
         included in interest expense                                              73                  47                   39
Changes in certain assets and liabilities:
        Accounts receivable                                                        71                 (69)                 (10)
        Other assets                                                              (42)                (68)                  --
        Accounts payable and accrued expenses                                      13                  55                  (14)
        Payable to sponsor                                                         --                 (72)                  63
        Interest payable                                                           (4)                159                   --
        Other liabilities                                                          --                  (4)                  --
                                                                          -----------          -----------         -----------

     Net cash provided by operating activities                                  1,102                 802                  627
                                                                          -----------          ----------          -----------

Cash flows from investing activities:
 Additions to rental properties                                                   (44)                (81)                  --
                                                                          ------------         ----------          -----------
     Net cash used for investing activities                                       (44)                (81)                  --
                                                                          ------------         ----------          -----------

Cash flows from financing activities:
 Proceeds from note payable                                                        --              13,500                   --
 Payoff of matured note payable                                                    --             (13,142)                  --
 Closing costs and loan fees                                                       --                (473)                  --
 Borrowings on notes payable                                                       --                  --                  203
 Notes payable principal payments                                                (253)               (187)                (287)
 Distributions to partners                                                       (700)               (175)                (212)
 Distributions to minority interest holders, net                                  (29)                (36)                 (46)
                                                                          ------------         ----------          -----------

     Net cash used for financing activities                                      (982)               (513)                (342)
                                                                          ------------         ----------          -----------

Net increase in cash and cash equivalents                                          76                 208                  285

Cash and cash equivalents at beginning of year                                  1,331               1,123                  838
                                                                          -----------          ----------          -----------

Cash and cash equivalents at end of year                                 $      1,407         $     1,331         $      1,123
                                                                          ===========          ==========          ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                                  $      1,883         $     1,842         $      1,951
                                                                          ===========          ==========          ===========

The accompanying notes are in integral part of these consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Pacific Realty L.P., a Delaware limited partnership (the Partnership), was formed for the purpose of acquiring the assets, subject to the liabilities, of three California limited partnerships: Shadow Hill Partners, Eastgate Village Partners and Brichard-La Jolla Partners. The General Partner of the Partnership is RC Pacific Realty Partners L.P., a Delaware limited partnership, of which RC Pacific Realty, Inc. is the general partner and Rancon Financial Corporation
(RFC) (the Sponsor) and certain of its key employees and others are limited partners.

Pursuant to a plan of exchange which was consummated in 1988, the Partnership issued 707,500 exchange units and rights to purchase 2,122,500 preferred units at a cost of $7 per preferred unit in exchange for the assets of Shadow Hill Partners, Eastgate Village Partners and Brichard-La Jolla Partners (the
Participating Partnerships). The exchange units were allocated among the Participating Partnerships using the appraised value of the real property owned by them, less related mortgage indebtedness and adjusted for the book value of other specified net assets as of September, 1987. Rights to purchase three preferred units were issued with each exchange unit. Preferred Units covered by unexercised rights were then sold to other investors.

The Partnership reached final funding in June, 1989. In 1992, the Partnership repurchased and retired 715 preferred units and 828 exchange units were abandoned by a limited partner. In 1996, 2,373 exchange units and 500 preferred units were abandoned. Limited partners abandon their units when they desire to no longer receive a K-1 from the Partnership. The equity of the abandoned limited partner units has been allocated to the remaining limited partners. At December 31, 1996, exchange and preferred units issued and outstanding were 704,299 and 2,121,285, respectively.

The Partnership and Transamerica Realty Investment Corporation formed Villa La Jolla Partners (VLJP),("the Joint Venture"), which became the owner of the Villa La Jolla Condominiums. Transamerica Realty Investment Corporation thereafter transferred its 26.2% interest in VLJP to Transamerica La Jolla Partners (TLJP). During 1988 and 1989, the Partnership made additional cash contributions to VLJP in order to facilitate the payoff of the interim financing provided by TLJP. Such cash contributions caused TLJP's ownership interest to decrease to 8.41% and the Partnership's to increase to 91.59%. During 1996, it was determined that a reallocation in the amount of $65,000 to the previous years allocations of losses between TLJP and the Partnership was necessary. This amount appears as an adjustment to minority interest on the Partnership's 1996 consolidated statement of partners' equity.

In order to satisfy certain lender requirements for the Partnership's loan secured by the Villa La Jolla Condominiums (see Note 4), VLJ Partners (formerly known as Villa, L.P.), a California limited partnership, (VLJ LP) was formed as of September 1, 1995. VLJP contributed the property and all of its related assets and liabilities to VLJ LP in exchange for a 99% limited partnership interest. The general partner is VLJ, Inc., a California corporation, whose sole shareholders are the owners of VLJP.

All of the Partnership's assets are located in San Diego County, California and have been directly affected by the economic weakness of the region. Management believes, however, that the market has

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the Southern California real estate market in an effort to determine the optimal time to dispose of the assets and realize their maximum value.

General Partner and Management Matters

Effective January 1, 1994, RFC performed or contracted on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services were provided by RFC subject to the provisions of the Partnership Agreement. Prior to January 1, 1994, the Partnership had contracted with Partnership Asset Management Company (PAMCO), a California corporation, to perform the same services. Effective January 1, 1994, RFC entered into an agreement with the owner of PAMCO to purchase all of its outstanding shares of stock. PAMCO was not an affiliate of the Partnership or RFC at the time of purchase.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $215,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions as of February 28, 1995, March 31, 1995 and July 1, 1995.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and VLJP. As of December 31, 1996, 1995 and 1994, the Partnership owned an 91.59% interest in VLJP and thus reports the results of its operations on a consolidated basis. The joint venture agreement provides for distributions and profit/loss allocations based on ownership percentages. All significant intercompany balances and transactions have been eliminated in the consolidation.

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that long-lived assets be carried at the lower of carrying amount or fair value and that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact on the financial position or results of operations of the partnership from the initial adoption of SFAS 121. The specific accounting policies for assets to be held and used are described in more detail below.

Rental Property - Rental properties are stated at cost and include the related land unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations. Depreciation is provided using the straight-line method over the useful lives of the respective assets (see Note 3).

Cash Equivalents - The Partnership considers all certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Deferred Financing Costs - Deferred loan fees are amortized over the life of the related loan on a straight-line basis. Amortization expense, which is included in interest expense, was $73,000, $47,000, and $39,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

Allocation of Profits, Losses and Cash Distributions - Allocation of profits, losses and cash distributions are made pursuant to the terms of the Partnership Agreement dated December 31, 1987, which provide certain preferential treatment for holders of preferred units.

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is calculated using the weighted average number of limited partners' units outstanding during the period, including both preferred and exchange units, and the limited partners' allocable share of the net loss.

Income Taxes - No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because of different accounting methods used for certain items, principally depreciation expense.

Reclassification - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.


Note 2.           RELATED PARTY TRANSACTIONS

Reimbursable expenses and management fees to Sponsor

In 1994, the Partnership had an agreement with RFC for property management services. The agreement provided for a management fee equal to 5% of gross rents collected in addition to reimbursement of certain administrative expenses incurred while managing the properties. Fees and costs incurred under this agreement totaled $324,000 for the year ended December 31, 1994.

The Partnership Agreement also provides for the reimbursement of actual costs incurred by RFC in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership totaled $174,000 for the year ended December 31, 1994. Effective January 1, 1995, these services are provided by Glenborough as described in Note 1.

Organizational and transitional management fee

Pursuant to a plan of exchange which was consummated in 1988, the Sponsor is to receive a fee of up to 6% of the aggregate appraised value of the property interests conveyed to the Partnership in consideration for organizational and transitional management services. One-sixth of this fee or approximately $350,000 was paid upon the exchange of the property for Partnership Units. The remaining five-sixths of the fee was due in 60 monthly installments of $29,000. Ten monthly installments were paid for the period from March 1, 1988 through December 31, 1988. The next 48 monthly payments related to the period from January 1, 1989 to December 31, 1992 will not be paid unless and until such time as (i) the specified amount of cash distributions are made to the holders of the preferred units during any calendar year or, (ii) the holders of the preferred units have received a return of the full amount of their investment. No monthly installments were paid during those 48 months. Two monthly installments of $29,000 were paid in January and February, 1993. Payment of the balance of the fee of approximately $1,395,000 related to the 48 monthly installments will not be paid unless and until one of the two criteria set forth above is met.

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

Note 3.           RENTAL PROPERTY, NET


Rental property as of December 31 is as follows:
                                             1996                    1995
                                           --------                 ------
Land                                  $      14,213,000      $       14,213,000
Buildings and improvements                   27,083,000              27,039,000
Equipment                                     1,404,000               1,404,000
                                       ----------------       -----------------
                                             42,700,000              42,656,000
Less: accumulated depreciation              (11,932,000)            (11,022,000)
                                       ----------------       -----------------
      Total                           $      30,768,000      $       31,634,000
                                       ================       =================

All the Partnership's property has been pledged as security for notes payable.

Note 4.           NOTES PAYABLE

Notes payable consists of the following as of December 31:                          1996                1995
                                                                                   ------              ------
Note payable to Amresco Capital Corporation, secured by a first deed of trust on
Villa La Jolla Condominiums, bearing interest at a fixed rate of 8.625%, payable in monthly installments of principal and interest in the amount of $105,000. The
outstanding balance is due September 1, 2002.                                    $ 13,374,000      $ 13,476,000

Note payable to California  Federal  Savings & Loan,  secured by a first deed of trust on La Jolla Canyon Apartments,  bearing interest at the 11th District cost of funds rate plus 2.25% per annum  (7.073% and 7.391% at December  31, 1996 and
1995, respectively),  payable in monthly installments. The outstanding principal
balance is due October 1, 2018.                                                     5,469,000         5,552,000

Note payable to California  Federal  Savings & Loan,  secured by a first deed of trust on Pacific Bay Club Apartments, bearing interest at the 11th District cost of funds rate plus 2.25% per annum  (7.073% and 7.391% at December  31, 1996 and
1995, respectively),  payable in monthly installments. The outstanding principal
balance is due November 1, 2018.                                                    4,494,000         4,561,000
                                                                                   ----------       -----------
                                                                                 $ 23,337,000      $ 23,589,000
                                                                                  ===========       ===========


                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

The aggregate annual maturities of notes payable for the years subsequent to December 31, 1996, are as follows:

         1997                                               $       308,000
         1998                                                       332,000
         1999                                                       359,000
         2000                                                       387,000
         2001                                                       417,000
         Thereafter                                              21,534,000
                                                            ---------------
           Total                                            $    23,337,000
                                                             ==============

Note 5.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly. The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1996, 1995 and 1994, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                                 1996                 1995           1994
                                                                 ----                 ----           ----
Net income (loss) per financial statements                   $       81          $    (148)      $    (349)
Financial reporting depreciation in excess
    of tax reporting depreciation                                  (399)              (208)           (308)
Operating expenses recognized in a
    different period for tax reporting than
    for financial reporting, net                                     42               (251)             60
                                                               --------            -------        --------

Estimated net loss for federal
    income tax purposes                                      $     (276)         $    (607)      $    (597)
                                                              =========           ========        ========


                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


The following is a reconciliation, as of December 31, 1996 and 1995, of partner's equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                                                    1996             1995
                                                                                    ----             ----
Partners' equity per financial statements                                        $   8,607       $    9,291
Cumulative provision for impairment of investment in real estate                     2,754            2,754
Financial reporting depreciation in excess
    of tax reporting depreciation                                                   (7,219)          (6,820)
Property taxes capitalized for tax                                                     813              813
Operating expenses recognized in a different period for financial
    reporting than for tax reporting, net                                               42             (251)
Other, net                                                                            (165)              --
                                                                                 ----------      ----------

Estimated partners' equity for
    federal income tax purposes                                                  $   4,832       $    5,787
                                                                                  ========       ==========


                           RANCON PACIFIC REALTY L.P.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)



    COLUMN A                COLUMN B            COLUMN C                    COLUMN D


                                                                      Cost Capitalized
                                              Initial Cost to           Subsequent to
                                                Partnership                Acquisition
                                                      Buildings
                                                         and                       Carrying
   Description            Encumbrances     Land     Improvements  Improvements       Cost


   Rental Properties:
   Residential Property,
    San Diego County,
    California:

     La Jolla Canyon
       Apartments           $  5,469     $  4,442     $  5,290      $     68       $   ---

     Pacific Bay Club
       Apartments              4,494        1,431        7,350           144           ---

     Villa La Jolla
       Condominiums           13,374        9,300       17,364            65           ---
       Less:  Provision for
        impairment of investment
        in real estate (2)       ---         (960)      (1,745)          (49)          ---
                             -------     ---------    ---------       -------        -------

                            $  23,337    $  14,213    $ 28,259       $   228    $        ---
                             ========     ========     =======        =======     ===========




    (2) During 1986 a provision for impairment of investment in real estate of $2,754 was recorded based on the appraised value of Villa La Jolla Condominiums.


                           RANCON PACIFIC REALTY L.P.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)


    COLUMN A                              COLUMN E               COLUMN F      COLUMN G   COLUMN H    COLUMN I



                                   Gross Amount Carried
                                   at December 31, 1996
                                            Building                               Date                  Life
                                                and        (1)     Accumulated  Construction   Date    Depreciated
   Description                   Land      Improvements   Total   Depreciation      Began    Acquired     Over

   Rental Properties:
   Residential Property,
    San Diego County,
    California:

     La Jolla Canyon
       Apartments               $  4,442      $ 5,358    $  9,800     $ 2,424         N/A      4/29/85   5 -30 yrs.

     Pacific Bay Club
       Apartments                  1,431        7,494       8,925       3,183         N/A     12/14/84   5 -30 yrs.

     Villa La Jolla
       Condominiums                9,300       17,429      26,729       6,325         N/A      8/30/85   5 -30 yrs.
       Less:  Provision for
        impairment of invest
        in real estate (2)          (960)      (1,794)     (2,754)        ---
                                 --------     --------     -------     -------

                               $  14,213     $ 28,487   $  42,700    $  11,932
                                 ========      =======    ========     =======



    (1)  The aggregate cost for Federal income tax purposes is $48,424.

    (2) During 1986 a provision for impairment of investment in real estate of $2,754 was recorded based on the appraised value of Villa La Jolla Condominiums.

                           RANCON PACIFIC REALTY L.P.


         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In Thousands)


Reconciliation of gross amount at which real estate was carried:

                                                                      For the years ended December 31,
                                                                     1996               1995               1994

Investment in real estate

  Balance at beginning of period                              $    42,656        $    42,575       $     42,575

     Additions during period:
         Improvements                                                  44                 81                 --
                                                              -----------        -----------       ------------

  Balance at end of period                                    $    42,700        $    42,656       $     42,575
                                                               ==========         ==========        ===========

Accumulated Depreciation

  Balance at beginning of period                              $    11,022        $    10,120       $      9,222

     Additions charged to expenses                                    910                902                898
                                                              -----------        -----------       ------------

  Balance at end of period                                    $    11,932        $    11,022       $     10,120
                                                               ==========         ==========        ===========


                           RANCON PACIFIC REALTY L.P.


                                INDEX TO EXHIBITS



    Exhibit Number                   Exhibit                               Page

         (27)                Financial data schedule