Form 10-Q
period 1997-03-31
RANCON PACIFIC REALTY L P
filed 1997-05-15
CIK 823610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-19438


                           RANCON PACIFIC REALTY L.P.,
                         A DELAWARE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                Delaware                                     33-0270528
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

  400 South El Camino Real, Suite 1100
          San Mateo, California                                94402-1708
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

                                    Yes X No

        Total number of units outstanding as of March 31, 1997: 2,824,358

Part I.    FINANCIAL INFORMATION


Item 1.    Financial Statements.

                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                                                         March 31,                December 31,
                                                                           1997                       1996
Assets
Rental property:
    Land                                                             $       14,213              $       14,213
    Buildings and improvements                                               28,506                      28,487
                                                                     --------------              --------------
                                                                             42,719                      42,700
       Less accumulated depreciation                                        (12,160)                    (11,932)
                                                                     --------------              --------------
           Net rental property                                               30,559                      30,768

Cash and cash equivalents                                                     1,529                       1,407
Deferred financing costs, net of
    accumulated amortization of $152
    and $134 at March 31, 1997 and
    December 31, 1996, respectively                                             480                         498
Other assets                                                                    232                         170
                                                                     --------------              --------------

           Total assets                                              $       32,800              $       32,843
                                                                     ==============              ==============















                                                   - continued -

                           RANCON PACIFIC REALTY L.P.

                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                         March 31,                December 31,
                                                                           1997                       1996
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                                      $      23,262             $      23,337
    Accounts payable and accrued expenses                                        171                        70
    Interest payable                                                             154                       155
    Other liabilities                                                            276                       251
                                                                       -------------             -------------

       Total liabilities                                                      23,863                    23,813
                                                                       -------------             -------------

Commitments and contingent liabilities (see Note 3)

Minority interest                                                                420                       423
                                                                       -------------             -------------

Partners' equity (deficit):
    General Partner                                                              (89)                      (90)
    Limited Partners, 2,824,558 and 2,825,584
       limited  partnership units outstanding at
       March 31, 1997 and December 31, 1996, respectively
       (including  2,121,285 preferred units outstanding at
       March 31, 1997 and December 31, 1996)                                   8,606                     8,697
                                                                       -------------             -------------

           Total partners' equity                                              8,517                     8,607
                                                                       -------------             -------------

              Total liabilities and partners' equity                   $      32,800             $      32,843
                                                                       =============             =============









          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                        Consolidated Statements of Income
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                              1997                    1996
                                                                       --------------            -------------
Revenue:
    Rental income                                                      $       1,484             $       1,385
    Interest and other income                                                     24                        24
                                                                       -------------             -------------

        Total revenue                                                          1,508                     1,409
                                                                       -------------             -------------

Expenses:
    Operating                                                                    630                       592
    Interest                                                                     482                       494
    Depreciation                                                                 228                       227
    General and administrative                                                    79                        86
                                                                       -------------             -------------

        Total expenses                                                         1,419                     1,399
                                                                       -------------             -------------

Income before minority interest                                                   89                        10

Minority interest                                                                 (4)                       (4)
                                                                       -------------             --------------

Net income                                                             $          85             $           6
                                                                       =============             =============

Net income per limited partnership unit                                $        0.03             $         ---
                                                                       =============             =============

Distributions per preferred unit:
    From net income                                                    $        0.03             $         ---
    Representing return of capital                                              0.05                      0.08
                                                                       -------------             -------------
        Total distributions per preferred unit                         $        0.08             $        0.08
                                                                       =============             =============

Weighted average number of limited
    partnership units outstanding during
    the period used to compute net
    income per limited partnership unit                                    2,825,071                 2,828,457
                                                                       =============             =============

Weighted average number of preferred units
    outstanding during the period used to compute
    distributions per preferred unit                                       2,121,285                 2,121,785
                                                                       =============             =============


          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                   Consolidated Statements of Partners' Equity
          (Deficit) For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)


                                                             General               Limited
                                                             Partner               Partners             Total

Balance at December 31, 1996                              $         (90)        $      8,697        $       8,607

Net income                                                1                     84                  85

Distributions                                                       ---                 (175)                (175)
                                                          -------------         ------------        -------------

Balance at March 31, 1997                                 $         (89)        $      8,606        $       8,517
                                                          =============         ============        =============



Balance at December 31, 1995                              $         (90)        $      9,381        $       9,291

Net income                                                ---                   6                   6

Distributions                                                       ---                 (175)                (175)

Adjustment to minority interest                                     (63)                 ---                  (63)
                                                          --------------        ------------        --------------

Balance at March 31, 1996                                 $        (153)        $      9,212        $       9,059
                                                          =============         ============        =============













          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      1997               1996
Cash flows from operating activities:
  Net income                                                                      $        85        $         6
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                                          228                227
    Amortization of loan fees, included in interest expense                                18                 18
    Minority interest in net income/loss and distributions                                 (3)                (8)
Changes in certain assets and liabilities:
    Other assets                                                                          (62)               (78)
    Accounts payable and accrued expenses                                                 101                131
    Interest payable                                                                       (1)                (1)
    Other liabilities                                                                      25                 (1)
                                                                                   ----------         ----------

       Net cash provided by operating activities                                          391                294
                                                                                   ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                                              (19)               (13)
                                                                                   ----------         ----------

       Net cash used for investing activities                                             (19)               (13)
                                                                                   ----------         ----------

Cash flows from financing activities:
  Note payable principal payments                                                         (75)               (56)
  Distributions to partners                                                              (175)              (175)
                                                                                   ----------         -----------

       Net cash used for financing activities                                            (250)              (231)
                                                                                   ----------         ----------

Net increase in cash                                                                      122                 50

Cash and cash equivalents at beginning of period                                        1,407              1,331
                                                                                   ----------         ----------

Cash and cash equivalents at end of period                                         $    1,529         $    1,381
                                                                                   ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                           $      465         $      477
                                                                                   ==========         ==========






          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of RC Pacific Realty Partners, L.P. and Glenborough Inland Realty Corporation, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Rancon Pacific Realty, L.P., a Delaware limited partnership, (the Partnership) as of March 31, 1997 and December 31, 1996, and the related consolidated statements of income, changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

In December, 1994, Rancon Financial Corporation (RFC), an affiliate of the Partnership, entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $215,000 per year, which is fixed for five years and subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

During the quarter ended March 31, 1997, a total of 1,026 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of March 31, 1997, there were 2,824,558 limited partnership units issued and outstanding.

Consolidation - The accompanying consolidated financial statements of Rancon Pacific Realty, L.P. include the accounts of Rancon Pacific Realty, L.P. and its majority owned partnership Villa La Jolla Partners. All significant intercompany balances and transactions have been eliminated in the consolidation.

Reclassification - Certain 1996 balances have been reclassified to conform to the current year presentation.

                           RANCON PACIFIC REALTY, L.P.

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the consolidated Notes to Financial Statements included in the 1996 audited financial statements.

Note 3.           RELATED PARTY TRANSACTIONS

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

Note 4.           ADJUSTMENT TO MINORITY INVESTMENT

During the first quarter of 1996, it was determined that a reallocation in the amount of $63,000 to the previous years allocations of losses between Transamerica La Jolla Partners (TLJP) and the Partnership was necessary. This amount appears as an adjustment to minority interest on the Partnership's March 31, 1996 consolidated statement of partners' equity (deficit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion addresses the Partnership's financial condition at March 31, 1997 and its results of operations for the three months ended March 31, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of June 23, 1989, the Partnership was fully funded from the sale of 2,122,500 Preferred Units in the amount of $14,857,500. As of March 31, 1997, the Partnership had cash and cash equivalents of $1,529,000. The remainder of the Partnership's assets consists primarily of its investments in three residential properties, with a net book value totaling approximately $30,559,000 at March 31, 1997.

The Partnership currently owns three properties: Pacific Bay Club Apartments (a 159 unit apartment complex in San Diego, California), La Jolla Canyon Apartments (a 157 unit apartment complex in San Diego, California) and Villa La Jolla Condominiums (a 385 unit condominium complex in San Diego, California).

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

The increase in other assets of $67,000, or 41%, is due to a $24,000 increase in prepaid insurance from December 31, 1996 to March 31, 1997 combined with an increase in impound accounts, as required by the lender, of $43,000.

Accounts payable and accrued expenses increased from $70,000 at December 31, 1997 to $171,000 at March 31, 1997 due to the accrual of property taxes which are payable in April 1997.

RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1997 as compared to 1996 increased 7% or $99,000 primarily due to increased rental rates at all of the Partnership's properties. Occupancy rates as of March 31, 1997 were 98%, 99% and 97% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 99%, 94% and 96%, respectively, for the same period in 1996.

Operating expenses increased $38,000, or 6%, for the three months ended March 31, 1997 compared to the same period in 1996. The increase is due to an increase in management fees as a result of the increase in operating revenues, an increase in repair and maintenance expenses at the Villa La Jolla property due to aging of the building and the write-off of bad debt relating to the prior year.

Interest expense continues to decline due to the decreasing balances of the Partnership's outstanding debt.

General and administrative costs decreased $7,000 or 8% for the three months ended March 31, 1997 compared to 1996 primarily due to a one-time payment for professional services in 1996 rendered in connection with the valuation of the limited partner interests.

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


                           RANCON PACIFIC REALTY, L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP
                           (Registrant)


                             By: RC PACIFIC REALTY PARTNERS, L.P.
                                 General Partner


Date: May 15, 1997                   By: /s/ Daniel L. Stephenson
                                          Daniel L. Stephenson
                                          Director,  President,  Chief
                                          Executive  Officer and Chief
                                          Financial   Officer   of  RC
                                          Pacific    Realty,     Inc.,
                                          General    Partner   of   RC
                                          Pacific   Realty   Partners,
                                          L.P.