Form 10-Q
period 1997-06-30
RANCON PACIFIC REALTY L P
filed 1997-08-13
CIK 823610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                   Yes X No __

        Total number of units outstanding as of June 30, 1997: 2,823,687

Part I.    FINANCIAL INFORMATION


Item 1.    Financial Statements.

                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                         June 30,                 December 31,
                                                                           1997                       1996
Assets
Rental property:
    Land                                                             $       14,213              $       14,213
    Buildings and improvements                                               27,072                      28,487
                                                                     --------------              --------------
                                                                             41,285                      42,700
       Less accumulated depreciation                                        (10,929)                    (11,932)
                                                                     --------------              --------------
           Net rental property                                               30,356                      30,768

Cash and cash equivalents                                                     1,626                       1,407
Deferred financing costs, net of
    accumulated amortization of $170
    and $134 at June 30, 1997 and
    December 31, 1996, respectively                                             462                         498
Other assets                                                                    129                         170
                                                                     --------------              --------------

           Total assets                                              $       32,573              $       32,843
                                                                     ==============              ==============






                                  - continued -

                           RANCON PACIFIC REALTY L.P.

                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                         June 30,                 December 31,
                                                                           1997                       1996
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                                      $      23,185             $      23,337
    Accounts payable and accrued expenses                                         75                        70
    Interest payable                                                             153                       155
    Other liabilities                                                            284                       251
                                                                       -------------             -------------

       Total liabilities                                                      23,697                    23,813
                                                                       -------------             -------------

Commitments and contingent liabilities (see Note 3)

Minority interest                                                                397                       423
                                                                       -------------             -------------

Partners' equity (deficit):
    General Partner                                                              (88)                      (90)
    Limited Partners, 2,823,687 and 2,825,584
      limited partnership units outstanding at
      June 30,  1997 and  December  31,  1996,
      respectively     (including    2,121,285
      preferred units  outstanding at June 30,
      1997 and December 31, 1996)                                              8,567                     8,697
                                                                       -------------             -------------

           Total partners' equity                                              8,479                     8,607
                                                                       -------------             -------------

              Total liabilities and partners' equity                   $      32,573             $      32,843
                                                                       =============             =============









          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                      Consolidated Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                           Three months ended                        Six months ended
                                                      June 30,           June 30,              June 30,         June 30,
                                                       1997               1996                  1997               1996
                                                   -----------       ------------           -----------       -----------
Revenues:
 Rental income                                     $     1,526       $      1,395           $     3,010       $     2,780
 Interest and other income                                  25                 20                    49                44
                                                   -----------       ------------           -----------       -----------

        Total revenue                                    1,551              1,415                 3,059             2,824
                                                   -----------       ------------           -----------       -----------

Expenses:
 Operating                                                 622                642                 1,252             1,234
 Interest                                                  479                490                   961               984
 Depreciation                                              229                227                   457               454
 General and administrative                                 82                 93                   161               179
                                                   -----------       ------------           -----------       -----------

        Total expenses                                   1,412              1,452                 2,831             2,851
                                                   -----------       ------------           -----------       -----------

Income (loss) before minority interest                     139                (37)                  228               (27)

Minority interest                                           (2)                 6                    (6)                2
                                                   -----------       ------------           -----------       -----------

Net income (loss)                                  $       137       $        (31)          $       222       $       (25)
                                                   ===========       ============           ===========       ===========

Net income (loss) per limited partnership unit     $      0.05       $        ---           $       0.08      $     (0.01)
                                                   ===========       ============           ============      ===========

Distributions per preferred unit:
 From net income                                   $      0.05       $        ---           $       0.08      $       ---
 Representing return of capital                           0.03               0.08                   0.08             0.16
                                                   -----------       ------------           ------------      -----------
    Total distributions per preferred unit         $      0.08       $       0.08           $       0.16      $      0.16
                                                   ===========       ============           ============      ===========

Weighted    average   number   of   limited
 partnership units  outstanding  during the
 period used to compute  net income  (loss)
 per limited partnership unit                        2,824,155          2,828,090              2,824,621        2,828,247
                                                   ===========       ============           ============      ===========

Weighted average number of preferred units
 outstanding during the period used to
 compute distributions per preferred unit            2,121,285          2,121,660              2,121,285        2,121,714
                                                   ===========       ============           ============      ===========

          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


              Consolidated Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                                             General               Limited
                                                             Partner               Partners             Total

Balance at December 31, 1996                              $         (90)        $      8,697        $       8,607

Net income                                                            2                  220                  222

Distributions                                                       ---                 (350)                (350)
                                                          -------------         ------------        -------------

Balance at June 30, 1997                                  $         (88)        $      8,567        $       8,479
                                                          =============-        ============        =============



Balance at December 31, 1995                              $         (90)        $      9,381        $       9,291

Net loss                                                            ---                  (25)                 (25)

Distributions                                                       ---                 (350)                (350)

Adjustment to minority interest                                      (1)                 (62)                 (63)
                                                          --------------        -------------       --------------

Balance at June 30, 1996                                  $         (91)        $      8,944        $       8,853
                                                          =============         ============        =============













          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                                                                         Six months ended
                                                                                             June 30,
                                                                                      1997               1996
Cash flows from operating activities:
  Net income (loss)                                                                $      222         $      (25)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation                                                                          457                454
    Amortization of loan fees, included in interest expense                                36                 36
    Minority interest in net income/loss and distributions                                (26)               (15)
Changes in certain assets and liabilities:
    Other assets                                                                           41                  8
    Accounts payable and accrued expenses                                                   5                (13)
    Interest payable                                                                       (2)                (3)
    Other liabilities                                                                      33                ---
                                                                                   ----------         ----------

       Net cash provided by operating activities                                          766                442
                                                                                   ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                                              (45)               (26)
                                                                                   ----------         ----------

Cash flows from financing activities:
  Notes payable principal payments                                                       (152)              (116)
  Distributions to partners                                                              (350)              (350)
                                                                                   ----------         -----------

       Net cash used for financing activities                                            (502)              (466)
                                                                                   ----------         ----------

Net increase (decrease) in cash                                                           219                (50)

Cash and cash equivalents at beginning of period                                        1,407              1,331
                                                                                   ----------         ----------

Cash and cash equivalents at end of period                                         $    1,626         $    1,281
                                                                                   ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                           $      927         $      950
                                                                                   ==========         ==========




          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of RC Pacific Realty Partners, L.P. and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Rancon Pacific Realty, L.P., a Delaware limited partnership, (the Partnership) as of June 30, 1997 and December 31, 1996, and the related consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and changes in partners' equity (defecit) and cash flows for the six months ended June 30, 1997 and 1996.

In December, 1994, Rancon Financial Corporation (RFC), an affiliate of the Partnership, entered into an agreement with Glenborough Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $215,000 per year, which is fixed for five years and subject to reduction in the year following the sale of assets;
(ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 1% and
(iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

During the six months ended June 30, 1997, a total of 1,897 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of June 30, 1997, there were 2,823,687 limited partnership units issued and outstanding.

Consolidation - The accompanying consolidated financial statements of Rancon Pacific Realty, L.P. include the accounts of Rancon Pacific Realty, L.P. and its majority owned partnership Villa La Jolla Partners. All intercompany balances and transactions have been eliminated in the consolidation.

                           RANCON PACIFIC REALTY, L.P.


                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)

Reclassification - Certain 1996 balances have been reclassified to conform to the current year presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited financial statements.

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

Note 4.           ADJUSTMENT TO MINORITY INTEREST

During the first quarter of 1996, it was determined that a reallocation in the amount of $63,000 to the previous years allocations of losses between Transamerica La Jolla Partners (TLJP) and the Partnership was necessary. This amount appears as an adjustment to minority interest on the Partnership's June 30, 1996 consolidated statement of partners' equity (deficit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion addresses the Partnership's financial condition at June 30, 1997 and its results of operations for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of June 23, 1989, the Partnership was fully funded from the sale of 2,122,500 Preferred Units in the amount of $14,857,500. As of June 30, 1997, the Partnership had cash and cash equivalents of $1,626,000. The remainder of the Partnership's assets consists primarily of its investments in three residential properties, with a net book value totaling approximately $30,356,000 at June 30, 1997.

The Partnership currently owns three properties, all apartment complexes in San Diego California: Pacific Bay Club Apartments (159 units), La Jolla Canyon Apartments (157 units) and Villa La Jolla Condominiums (385 condominium units).

All of the Partnership's assets are located in San Diego County, California and have been directly affected by the economic weakness of the region. Management believes, however, that while prices have not increased significantly, the Southern California real estate market appears to be improving. Management continues to evaluate the Southern California real estate market in an effort to determine the optimal time to dispose of the assets and realize their maximum value.

The increase in other liabilities of $33,000 or 13% is primarily due to the increase in security deposits collected. In 1997, the Partnership raised the amount of the required security deposit at the Villa La Jolla Condominiums property.

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

RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 1997 as compared to 1996 increased 8% or $230,000 primarily due to increased rental rates at all of the Partnership's properties. Occupancy rates as of June 30, 1997 were 98%, 97% and 96% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 98%, 95% and 96%, respectively, as of the same date in 1996.

The $5,000 or 11% increase in interest and other income for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is due to an increase in the Partnership's invested cash balances and other miscellaneous charges.

Operating expenses for the six months ended June 30, 1997 increased slightly over the same period in 1996.

Interest expense continues to decline due to the decreasing balances of the Partnership's outstanding debt.

General and administrative costs decreased $18,000 or 10% for the six months ended June 30, 1997 compared to 1996 due to a one-time payment for professional services in 1996 rendered in connection with the valuation of the limited partner interests and the decrease in tax preparation fees as a result of additional one-time services incurred in 1996.

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


                           RANCON PACIFIC REALTY, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                           (Registrant)


                             By: RC PACIFIC REALTY PARTNERS, L.P.
                                 General Partner


Date: August 14, 1997                     By: /s/ Daniel L. Stephenson
                                             -------------------------
                                              Daniel L. Stephenson
                                              Director, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer of
                                              RC Pacific Realty, Inc.,
                                              General Partner of
                                              RC Pacific Realty Partners, L.P.