Form 10-Q
period 1997-09-30
RANCON PACIFIC REALTY L P
filed 1997-11-14
CIK 823610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

      Total number of units outstanding as of September 30, 1997: 2,823,687

Part I.    FINANCIAL INFORMATION


Item 1.    Financial Statements.

                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                       September 30,              December 31,
                                                                           1997                       1996
                                                                     --------------              --------------
Assets
Rental property:
    Land                                                             $       14,213              $       14,213
    Buildings and improvements                                               27,113                      28,487
                                                                     --------------              --------------
                                                                             41,326                      42,700
       Less accumulated depreciation                                        (11,154)                    (11,932)
                                                                     --------------              --------------
           Net rental property                                               30,172                      30,768

Cash and cash equivalents                                                     1,758                       1,407
Deferred financing costs, net of
    accumulated amortization of $189
    and $134 at September 30, 1997 and
    December 31, 1996, respectively                                             443                         498
Other assets                                                                    196                         170
                                                                     --------------              --------------

           Total assets                                              $       32,569              $       32,843
                                                                     ==============              ==============














                                  - continued -

                           RANCON PACIFIC REALTY L.P.

                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                       September 30,              December 31,
                                                                           1997                       1996
                                                                       -------------             -------------
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                                      $      23,106             $      23,337
    Accounts payable and accrued expenses                                        182                        70
    Interest payable                                                             153                       155
    Other liabilities                                                            282                       251
                                                                       -------------             -------------
       Total liabilities                                                      23,723                    23,813
                                                                       -------------             -------------

Commitments and contingent liabilities (see Note 3)

Minority interest                                                                390                       423
                                                                       -------------             -------------

Partners' equity (deficit):
    General Partner                                                              (86)                      (90)
    Limited   Partners,   2,823,687   and
      2,825,584   limited    partnership   units
      outstanding  at  September  30,  1997  and
      December 31, 1996, respectively (including
      2,121,285  preferred units  outstanding at
      September 30, 1997 and December 31, 1996)                                8,542                     8,697
                                                                       -------------             -------------

           Total partners' equity                                              8,456                     8,607
                                                                       -------------             -------------

              Total liabilities and partners' equity                   $      32,569             $      32,843
                                                                       =============             =============










          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                        Consolidated Statements of Income
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                           Three months ended                       Nine months ended
                                                             September 30,                            September 30,
                                                   ------------------------------           -----------------------------
                                                         1997             1996                   1997               1996
                                                   -----------       ------------           -----------       -----------
Revenue:
 Rental income                                     $     1,568       $      1,458           $     4,578       $     4,238
 Interest and other income                                  25                 29                    74                73
                                                   -----------       ------------           -----------       -----------

        Total revenue                                    1,593              1,487                 4,652             4,311
                                                   -----------       ------------           -----------       -----------

Expenses:
 Operating                                                 654                651                 1,906             1,885
 Interest                                                  479                485                 1,440             1,469
 Depreciation                                              225                228                   682               682
 General and administrative                                 72                 75                   233               254
                                                    ----------        -----------           -----------       -----------

        Total expenses                                   1,430              1,439                 4,261             4,290
                                                    ----------        -----------           -----------       -----------

Income before minority interest                            163                 48                   391                21

Minority interest                                          (11)                (1)                  (17)                1
                                                    ----------        -----------           -----------       -----------

Net income                                         $       152       $         47           $       374       $        22
                                                   ===========       ============           ===========       ===========

Net income per limited partnership unit            $      0.05       $       0.02           $       0.13      $       0.01
                                                   ===========       ============           ============      ============

Distributions per preferred unit:
 From net income                                   $      0.05       $       0.02           $       0.13      $      0.01
 Representing return of capital                           0.03               0.06                   0.11             0.23
                                                   -----------       ------------           ------------      -----------
    Total distributions per preferred unit         $      0.08       $       0.08           $       0.24      $      0.24
                                                   ===========       ============           ============      ===========

Weighted  average number of limited
 partnership  units  outstanding  during the
 period used to compute net income per limited
 partnership unit                                    2,823,687          2,827,135              2,824,341        2,827,892
                                                   ===========       ============           ============       ==========

Weighted average number of preferred units
 outstanding during the period used to
 compute distributions per preferred unit            2,121,285          2,121,285              2,121,285        2,121,585
                                                   ===========       ============           ============       ==========


          See accompanying notes to consolidated financial statements.


                           RANCON PACIFIC REALTY L.P.

                   Consolidated Statements of Partners' Equity
                (Deficit) For the nine months ended September 30,
                                  1997 and 1996
                                 (in thousands)
                                   (Unaudited)


                                                             General               Limited
                                                             Partner               Partners             Total

Balance at December 31, 1996                              $         (90)        $      8,697        $       8,607

Net income                                                            4                  370                  374

Distributions                                                       ---                 (525)                (525)
                                                          -------------         ------------        -------------

Balance at September 30, 1997                             $         (86)        $      8,542        $       8,456
                                                          =============         ============        =============



Balance at December 31, 1995                              $         (90)        $      9,381        $       9,291

Net income                                                          ---                   22                  22

Distributions                                                       ---                 (525)                (525)

Adjustment to minority interest                                      (1)                 (62)                 (63)
                                                         --------------         ------------        -------------
Balance at September 30, 1996                             $         (91)        $      8,816        $       8,725
                                                         ==============         ============        =============











          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                   -----------------------------
                                                                                      1997               1996
                                                                                   ----------         ----------
Cash flows from operating activities:
  Net income                                                                       $      374         $       22
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                                          682                682
    Amortization of loan fees, included in interest expense                                55                 55
    Minority interest in net income and distributions                                     (33)               (26)
Changes in certain assets and liabilities:
    Other assets                                                                          (26)               (79)
    Accounts payable and accrued expenses                                                 112                107
    Interest payable                                                                       (2)                (4)
    Other liabilities                                                                      31                 15
                                                                                   ----------         ----------

       Net cash provided by operating activities                                        1,193                772
                                                                                   ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                                              (86)               (38)
                                                                                   ----------         ----------

Cash flows from financing activities:
  Notes payable principal payments                                                       (231)              (182)
  Distributions to partners                                                              (525)              (525)
                                                                                  -----------         ----------

       Net cash used for financing activities                                            (756)              (707)
                                                                                  -----------         ----------

Net increase in cash and cash equivalents                                                 351                 27

Cash and cash equivalents at beginning of period                                        1,407              1,331
                                                                                  -----------         ----------

Cash and cash equivalents at end of period                                         $    1,758         $    1,358
                                                                                  ===========         ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                           $    1,387         $    1,418
                                                                                  ===========         ==========





          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of RC Pacific Realty Partners, L.P., the general partner, and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Rancon Pacific Realty, L.P. (the Partnership) as of September 30, 1997 and December 31, 1996, and the related consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

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

During the nine months ended September 30, 1997, a total of 1,897 units were abandoned as a result of partners desiring to no longer receive Partnership
K-1's and to give them the ability to write off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of September 30, 1997, there were 2,823,687 limited partnership units issued and outstanding.

Consolidation - The accompanying consolidated financial statements of Rancon Pacific Realty, L.P. include the accounts of Rancon Pacific Realty, L.P. and its majority owned partnership Villa La Jolla Partners. All inter-company balances and transactions have been eliminated in the consolidation.

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

Note 4.           ADJUSTMENT TO MINORITY INTEREST

During the first quarter of 1996, it was determined that a reallocation in the amount of $63,000 to the previous years allocations of losses between Transamerica La Jolla Partners (TLJP) and the Partnership was necessary. This amount appears as an adjustment to minority interest on the Partnership's September 30, 1996 consolidated statement of partners' equity (deficit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1997 and its results of operations for the nine months ended September 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

As of June 23, 1989, the Partnership was fully funded from the sale of 2,122,500 Preferred Units in the amount of $14,857,500. As of September 30, 1997, the Partnership had cash and cash equivalents of $1,758,000. The remainder of the Partnership's assets consists primarily of its investments in three residential properties, with a net book value totaling approximately $30,172,000 at September 30, 1997.

The Partnership currently owns the following three properties, all apartment complexes in San Diego County, California: Pacific Bay Club Apartments (159 units), La Jolla Canyon Apartments (157 units) and Villa La Jolla Condominiums (385 condominium units).

Accounts payable and accrued expenses increased $112,000 or 160% primarily due to the accrual of property taxes which are due December 10, 1997.

The increase in other liabilities of $31,000 or 12% is primarily due to the increase in security deposits collected. In 1997, the Partnership raised the amount of the required security deposit at the Villa La Jolla Condominiums property.

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

RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1997 as compared to the same period in 1996 increased 8%, or $340,000, primarily due to increased rental rates at all of the Partnership's properties. Occupancy rates as of September 30, 1997 were 97%, 99% and 99% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 97%, 99% and 98%, respectively, as of the same date in 1996.

Operating expenses for the nine months ended September 30, 1997 increased slightly (approximately 1%) over the same period in 1996.

Interest expense continues to decline due to the decreasing balances of the Partnership's outstanding debt.

General and administrative costs decreased $21,000, or 8%, for the nine months ended September 30, 1997 compared to 1996 primarily due to a one-time payment of $6,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests and a $12,000 decrease in tax preparation fees as a result of additional one-time services incurred in 1996.

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


                           RANCON PACIFIC REALTY, L.P.
                           (Registrant)


                             By: RC PACIFIC REALTY PARTNERS, L.P.
                                 General Partner


Date:  November 14, 1997           By: /s/ Daniel L. Stephenson
                                       ------------------------
                                       Daniel L.  Stephenson  Director,
                                       President,    Chief    Executive
                                       Officer   and  Chief   Financial
                                       Officer  of RC  Pacific  Realty,
                                       Inc.,   General  Partner  of  RC
                                       Pacific Realty Partners, L.P.