Form 10-K
period 1997-12-31
RANCON PACIFIC REALTY L P
filed 1998-03-30
CIK 823610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                      For the year ended December 31, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.
                        For the transition period from to

                         Commission file number: 0-19438

                           RANCON PACIFIC REALTY L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                           33-0270528
                -----------                        ------------
      (State or other jurisdiction                 (IRS Employer
      of incorporation or organization)          Identification No.)

    400 South El Camino Real, Suite 1100             94402-1708
                                                   ------------
            San Mateo, California                   (Zip Code)
            ---------------------
  (Address of principal executive offices)

        Registrant's telephone number, including area code (650) 343-9300 Securities registered pursuant to Section 12(b) of the Act: None
               Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
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

                                     PART I


Item 1.  Business

Incorporated by reference herein is the information regarding the organization and description of the business of Rancon Pacific Realty L. P., (the Partnership), included in the Prospectus (Exhibit 28.1 hereto) under the captions "The Partnership" and "The Exchange Properties" commencing at pages 18 and 34 of the Prospectus, respectively. The Partnership reached final funding in June 1989. During the year ended December 31, 1992, the Partnership repurchased and retired 715 preferred units and 828 exchange units were abandoned by a limited partner. During the year ended December 31, 1997, 2,756 exchange units were abandoned and during the year ended December 31, 1996, 2,373 exchange units and 500 preferred units were abandoned. Limited Partners abandon their units when they desire to no longer receive a K-1 from the Partnership. The equity of the abandoned limited partner units has been allocated to the remaining limited partners. At December 31, 1997, the Partnership had 701,543 exchange units and 2,121,285 preferred units issued and outstanding. The Partnership has no employees.

At December 31, 1997, the Partnership owned three properties, which are more fully described in Item 2.

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

Item 2.  Properties

                                                                                 # of Units         Encumbrances at
     Name                  Location                Type            Size             Owned          December 31, 1997
Pacific Bay Club     San Diego, California       Residential    103,275 sq. ft.       159         $    4,404,000
  Apartments

La Jolla Canyon      San Diego, California       Residential     83,164 sq. ft.       157         $    5,360,000
  Apartments

Villa La Jolla       San Diego, California       Residential    271,369 sq. ft.       385         $   13,263,000
  Condominiums



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

The Pacific Bay Club Apartments complex is comprised of two three-story buildings with elevators. The buildings were constructed in 1972 using wood frame construction and stucco exteriors, with flat, built-up roofs. The unit mix is 66 studio apartments at 475 square feet each, 42 one-bedroom/one-bathroom apartments at 650 square feet each and 51 two-bedroom/two bathroom apartments at 875 square feet each. There are clubhouse and barbecue facilities, a heated swimming pool, spa and sauna, four laundry facilities and 222 parking spaces.

All of the units are rented unfurnished. Each apartment is equipped with a refrigerator, electric range, garbage disposal, dishwasher (except studios), private patio, wall-to-wall carpeting and custom window coverings. All utilities are paid by the landlord except electricity and cable. There is one office used for leasing activities.

According to the Partnership's property manager, Pacific Bay Club's strongest competition is located approximately 10 miles away, closer to the coast. Pacific Bay Club Apartments is approximately 25 years old and is competing with properties which were built an average of seven years ago. In order to be competitive, Pacific Bay Club's units offer upgraded amenities and continuing efforts are devoted to the outside appearance of the complexes. Pacific Bay Club is 98% leased at December 31, 1997, which is equal to the market average.

The occupancy levels at December 31, 1997, 1996 and 1995, expressed as a percentage of the total apartments available for rent, were 98%, 98% and 96%, respectively. The average monthly rental rates for the apartments at December 31, 1997 are as follows:

         Rental rate:
           Studio                                         $     600
           One bedroom/one bathroom                       $     701
           Two bedroom/two bathroom                       $     820

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1997, the Pacific Bay Club Apartments property secures a note payable in the amount of $4,404,000. The note matures November 1, 2018.

During 1997, the property was assessed property taxes of approximately $77,000 based on a tax rate of 1.12%.

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

The La Jolla Canyon Apartments complex is comprised of six two-story buildings. The buildings were constructed in 1976 using wood frame construction and stucco exteriors, with sloping, asphalt shingle roofs. The unit mix is 112 one-bedroom/one-bathroom apartments at 487 square feet each and 45 two-bedroom/one-bathroom apartments at 636 square feet each. There are recreation facilities, a solar-heated swimming pool, spa and sauna, modern laundry facility and 205 parking spaces.

All of the units are rented unfurnished. Each apartment is equipped with a refrigerator, electric range, garbage disposal, private patio, wall-to-wall carpeting and custom window coverings. Some units have dishwashers. All utilities are paid by the landlord except electricity and cable. A leasing office and one decorated model apartment are used in leasing activities.

La Jolla Canyon is close to the University of California San Diego Campus, Scripps Clinic, research facilities such as the Salk Institute and many major pharmaceutical and biotech companies. The improved economy in San Diego County has created 25,000 new jobs in 1997 and the need for additional housing;
therefore, although quite small, the units have been easy to rent to the surrounding community.

According to research conducted by the property manager, there are approximately 5,000 residential units within the Golden Triangle that compete with La Jolla Canyon and the construction of approximately 1,000 units has been planned for the next two years. In 1997, a 500-unit high rise apartment building was constructed within three blocks of the La Jolla Canyon Apartments complex and there appears to have been no significant impact on the rental rates or occupancy levels obtained at La Jolla Canyon. La Jolla Canyon is approximately 22 years old yet remains competitive in the market with an occupancy of 99% at December 31, 1997, which is above the market average of 98%.

The occupancy levels at December 31, 1997, 1996 and 1995, expressed as a percentage of the total apartments available for rent, were 99%, 98% and 95%, respectively. The average monthly rental rates for the apartments at December 31, 1996 were:

         Rental rate:
           One bedroom/one bathroom                           $     736
           Two bedroom/one bathroom                           $     834

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1997, the La Jolla Canyon Apartments property secures a note payable in the amount of $5,360,000. The note matures October 1, 2018.

During 1997, the property was assessed property taxes of approximately $91,000 based on a tax rate of 1.12%.

Villa La Jolla Condominiums

Villa La Jolla Condominiums is part of a condominium complex consisting of 500 garden-style residential units, of which the Partnership owns 385 units; the other 115 units were sold to individual owners prior to the acquisition of the property by the Partnership. The condominium complex is situated on approximately 18.28 acres in La Jolla, California. The complex was built and opened as an apartment complex in 1972 and converted to condominiums in 1980. The property is located approximately 11 miles north of downtown San Diego, two miles north of downtown La Jolla and one mile east of the Pacific Ocean at 8540 Villa Mallorca Drive, La Jolla, California 92037. The immediate area surrounding the property consists of residential condominium projects and single-family homes.

The portion of the complex owned by the Partnership is comprised of 52 two-story buildings. The buildings were constructed using wood frame construction and stucco exteriors, with sloping asphalt roofs. The unit mix is 101 studio apartments at 505 square feet each, 222 one-bedroom/one-bathroom apartments at 710 square feet each and 62 two-bedroom/two-bathroom apartments at 1,012 square feet each. There are two swimming pools, two spas, six laundry facilities, a recreation facility (fitness center and clubhouse) and 395 parking spaces.

All of the units are rented unfurnished. Each unit is equipped with a refrigerator, electric oven and range, garbage disposal, private patio (with storage), wall-to-wall carpeting and custom window coverings. A majority of the units have dishwashers. All utilities are paid by the tenants. A leasing office and two decorated model units are used in leasing activities.

According to research conducted by the Partnership's property manager, there are seven properties in the immediate market area, comprising 2,500 units, competing with the Villa La Jolla property and four projects, comprising 2,300 units, slated for construction over the next few years. Due to the improved San Diego County economy and increasing population, management does not expect these projects to have a significant impact on the marketability of the Villa La Jolla Condominiums. At December 31, 1997, the 99% ocupancy rate at the Villa La Jolla property is consistent with the average market occupancy.

The occupancy levels at December 31, 1997, 1996 and 1995 expressed as a percentage of the total units available for rent, were 99%, 97% and 97%, respectively. The average monthly rental rates for the units at December 31, 1997 were:

         Rental rate:
           Studio                                       $     700
           One bedroom/one bathroom                     $     795
           Two bathroom/two bathroom                    $   1,009

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1997, the Villa La Jolla Condominiums property secures a note payable in the amount of $13,263,000. The note matures September 1, 2002.

During 1997, the property was assessed property taxes of approximately $239,000 based on a tax rate of 1.14%.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II



Item 5.  Market for Partnership's Common Equity and Related Stockholder Matters

Market Information
------------------
There is no established trading market for the Exchange Units or the Preferred Units.

Holders
-------
As of December 31, 1997, a total of 1,365 persons held the Exchange Units and a total of 1,172 persons held the Preferred Units (collectively, the Limited Partners).

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

                        Amount          Amount        Amount
      Date of        Distributed      Distributed    Distributed to
   Distribution   to Limited Partners   Per Unit      General Partner
   ------------   -------------------   --------      ---------------
     11/26/97       $    175,000        $   0.08       $        --
     08/29/97       $    175,000        $   0.08       $        --
     05/30/97       $    175,000        $   0.08       $        --
     02/28/97       $    175,000        $   0.08       $        --
     11/30/96       $    175,000        $   0.08       $        --
     08/31/96       $    175,000        $   0.08       $        --
     06/30/96       $    175,000        $   0.08       $        --
     03/01/96       $    175,000        $   0.08       $        --
     12/15/95       $    175,000        $   0.08       $        --

Of the total distributions paid in 1997 and 1996, $0.12 and $0.29 represented a return of capital, respectively. All distributions in 1995 represented a return of capital.

Item 6.  Selected Financial Data

The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.

The following is selected financial data for the five years ended December 31, (in thousands, except per Unit data).

                                          1997             1996            1995           1994              1993
                                          ----            ------          ------         ------            -----
Rental Income                        $      6,224      $     5,758     $    5,465     $    5,249      $     5,286

Net income (loss)                    $        559      $        81     $     (148)    $     (349)     $      (139)

Net income (loss) allocable
 to limited partners                 $        554      $        80     $     (147)    $     (346)     $      (138)

Net (income) loss per limited
 partnership unit                    $      0.20       $      0.03     $    (0.05)    $    (0.12)     $     (0.05)

Total assets                         $     32,376      $    32,843     $   33,735     $   33,785      $    34,428

Long-term obligations                $     23,027      $    23,337     $   23,589     $   23,418      $    23,502

Cash distributions per limited partnership unit:
   Preferred Unit                    $      0.32       $     0.32      $     0.08     $     0.10      $       --
   Exchange Unit                     $        --       $       --      $       --     $       --      $       --

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

As of December 31, 1997, the Partnership had cash and cash equivalents of $1,876,000. The remainder of the Partnership's assets consists primarily of its investments in three residential properties, with a net book value totaling approximately $29,988,000 at December 31, 1997.

The increase in other liabilities of $24,000, or 10%, from December 31, 1996 to December 31, 1997 is primarily due to the increase in security deposits collected in 1997 when the Partnership raised the amount of the required security deposit at the Villa La Jolla Condominiums property.

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties will be sufficient to finance the properties' continued operations as well as meet future debt commitments. Management will continue to monitor market conditions in order to sell its properties for the best obtainable price prior to June 1999, the date upon which the Partnership is due to terminate, or as soon as practicable.

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

RESULTS OF OPERATIONS

Rental income increased $466,000 and $293,000 for the year ended December 31, 1997 compared to 1996 and 1996 compared to 1995, respectively, primarily due to an increase in rental rates and steady or higher occupancies at all the Partnership's properties.

The 6% and 31% increases in interest and other income for the year ended December 31, 1997 compared to 1996 and 1996 compared to 1995, respectively, are due to increases in the Partnership's invested cash balances as a result of additional funds provided by operating activities.

Operating and depreciation expenses remained consistent for the years ended December 31, 1995 through 1997.

Interest expense continues to decline due to the decreasing balances of the Partnership's outstanding debt.

General and administrative expenses decreased $24,000, or 7%, in 1997 compared to 1996 primarily due to a $12,000 decrease in tax preparation fees and a one-time payment of $5,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests, as described below. The remaining difference primarily relates to the decrease in travel related expenses from 1996 to 1997. The $55,000, or 18%, increase in 1996 compared to 1995 is due to an increase in general legal fees of $14,000 associated with administering the Partnership's day-to-day affairs, $5,000 in fees rendered in connection with valuations of limited partner interests and $24,000 and $7,000 for additional insurance and loan administration fees, respectively, as a result of the Villa La Jolla refinancing in September 1995.

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

Item 8.  Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Mr. Stephenson, age 54, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986 and from August 1991 to September 1992, and has from inception, held the position of Chairman of the Board. In addition, Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

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

Security Ownership of Management

                                               Amount and Nature of
Title of Class    Name of Beneficial Owner     Beneficial Ownership     Percent of Class
--------------    ------------------------     --------------------     ----------------

Preferred Units   Daniel L. Stephenson (IRA)  14,254 Units (indirect)  Less than 1 percent


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

Item 13.          Certain Relationships and Related Transactions

For the year ended December 31, 1997, the Partnership did not incur any costs reimbursable to RFC.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets as of December 31, 1997 and 1996

                   Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

                   Consolidated Statements of Partners' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995

                   Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1997, 1996 and 1995

                   Notes to Consolidated Financial Statements

              (2)  Financial Statement Schedule:

                   Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1997 and Note thereto

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

                    (3.4) Agreementof Limited Partnership and amendment thereto of Villa, L.P.

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


                                 RANCON PACIFIC REALTY L.P.,
                                 (Partnership)


                           By:   RC PACIFIC REALTY PARTNERS, L.P.
                                 General Partner




Date:    March 27, 1998    By:   /s/ Daniel L. Stephenson
                              ---------------------------
                                 Daniel  L.  Stephenson,
                                 Director,President, Chief Executive Officer
                                 and Chief Financial  Officer of
                                 RC Pacific  Realty,   Inc.,
                                 General Partner  of
                                 RC Pacific Realty Partners, L.P.





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



Date:    March 27, 1998    By:   /s/ Daniel L. Stephenson
                               --------------------------
                                 Daniel  L.  Stephenson
                                 Director,President, Chief Executive Officer
                                 and Chief Financial  Officer of
                                 RC Pacific  Realty,   Inc.,
                                 General Partner  of
                                 RC Pacific Realty Partners, L.P.

                          INDEX TO FINANCIAL STATEMENTS

                                  AND SCHEDULE





                                                                           Page

  Report of Independent Public Accountants                                  16

  Financial Statements:

     Consolidated Balance Sheets as of December 31, 1997 and 1996           17

     Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995                                    18

     Consolidated Statements of Partners' Equity (Deficit)
        for the years ended December 31, 1997, 1996 and 1995                19

     Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                                    20

     Notes to Consolidated Financial Statements                             21

  Schedule:

     III - Real Estate and Accumulated Depreciation
           as of December 31, 1997 and Note thereto                         27

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of RANCON PACIFIC REALTY L.P.

We have audited the accompanying consolidated balance sheets of RANCON PACIFIC REALTY L.P., as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RANCON PACIFIC REALTY L.P., as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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





San Francisco, California                 /s/ Arther Andersen LLP
   February 11, 1998

                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                    (in thousands, except units outstanding)

                                                                            1997                1996
                                                                            ----               ------
Assets
Rental property, net of accumulated depreciation
    of $12,748 and $11,932 in 1997 and 1996, respectively           $       29,988        $      30,768
Cash and cash equivalents                                                    1,876                1,407
Deferred financing costs, net of accumulated amortization
    of $207 and $134 in 1997 and 1996, respectively                            425                  498
Other assets                                                                    87                  170
                                                                    --------------        -------------

         Total Assets                                               $       32,376        $      32,843
                                                                     =============        =============


Liabilities and Partners' Equity (Deficit)
Liabilities:
   Accounts payable and accrued expenses                            $           72        $          70
   Interest payable                                                            154                  155
   Notes payable                                                            23,027               23,337
   Other liabilities                                                           275                  251
                                                                    --------------        -------------

     Total liabilities                                                      23,528               23,813
                                                                    --------------        -------------

Commitments and contingent liabilities (see Note 4)

Minority interest                                                              382                  423
                                                                    --------------        -------------

Partners' equity (deficit):
   General Partner                                                             (85)                 (90)
   Limited Partners, 2,822,828 and 2,825,584 units outstanding in
    1997 and 1996, respectively (including 2,121,285 preferred
    units outstanding in 1997 and 1996)                                      8,551                8,697
                                                                    --------------        -------------

     Total partners' equity                                                  8,466                8,607
                                                                    --------------        -------------

         Total liabilities and partners' equity                     $       32,376        $      32,843
                                                                     =============        =============








The accompanying notes are an integral part of these consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                      Consolidated Statements of Operations
              For the years ended December 31, 1997, 1996 and 1995
                     (in thousands, except per unit amounts)

                                                                1997             1996                1995
                                                                ----            ------              -----
Revenue:
    Rental income                                        $       6,224     $        5,758    $       5,465
    Interest and other income                                       54                 51               39
                                                         -------------     --------------    -------------

       Total revenue                                             6,278              5,809            5,504
                                                         -------------     --------------    -------------

Expenses:
   Operating                                                     2,517              2,495            2,402
   Interest                                                      1,919              1,952            2,047
   Depreciation                                                    912                910              902
   General and administrative                                      345                369              314
                                                         -------------     --------------    -------------

       Total expenses                                            5,693              5,726            5,665
                                                         -------------     --------------    -------------

Income (loss) from operations                                      585                 83             (161)

Minority interest                                                  (26)                (2)              13
                                                         --------------    --------------    -------------

Net income (loss)                                        $         559     $           81    $        (148)
                                                         =============     ==============    =============

Net income (loss) per limited partnership unit           $        0.20     $         0.03    $       (0.05)
                                                         =============     ==============    =============

Distributions per preferred unit:
   Representing return of capital                          $      0.12       $       0.29      $      0.08
   From net income                                                0.20               0.03              --
                                                         -------------     --------------    ------------

     Total distributions per preferred unit              $        0.32     $         0.32    $        0.08
                                                         =============     ==============    =============

Weighted average number of limited partnership
   units outstanding during the period used to compute
   net income (loss) per limited partnership unit        $   2,824,124     $    2,827,286    $   2,828,457
                                                             =========      =============     ============

Weighted average number of preferred units
   outstanding during the period used to compute
   distributions per preferred unit                      $   2,121,285     $    2,121,516    $   2,121,785
                                                          ============      =============     ============








The accompanying notes are an integral part of these consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                   Consolidated Statements of Partners' Equity
                   (Deficit) For the years ended December 31,
                               1997, 1996 and 1995
                                 (in thousands)


                                    General         Limited
                                    Partner        Partners          Total

Balance at December 31, 1994      $     (89)    $     9,703      $    9,614

Distributions to partners                --            (175)           (175)

Net loss                                 (1)           (147)           (148)
                                  ---------     -----------      ----------

Balance at December 31, 1995            (90)          9,381           9,291

Distributions to partners                --            (700)           (700)

Net income                                1              80              81

Adjustment to minority interest          (1)            (64)            (65)
                                  ----------    ------------     -----------

Balance at December 31, 1996            (90)          8,697           8,607

Distributions to partners                --            (700)           (700)

Net income                                5             554             559
                                  ---------     -----------      ----------

Balance at December 31, 1997      $     (85)    $     8,551      $    8,466
                                  =========     ===========      ==========


















The accompanying notes are an integral part of these consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.

                         Consolidated Statements of Cash
                     Flows For the years ended December 31,
                               1997, 1996 and 1995
                                 (in thousands)

                                                                1997               1996                   1995
                                                                ----               ----                   ----
Cash flows from operating activities:
 Net income (loss)                                        $        559         $        81         $       (148)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation                                               912                 910                  902
        Amortization of loan fees,
         included in interest expense                               73                  73                   47
        Minority interest in income (loss)                          26                   2                  (13)
Changes in certain assets and liabilities:
        Other assets                                                83                  29                 (137)
        Accounts payable and accrued expenses                        2                  13                   55
        Payable to sponsor                                          __                  --                  (72)
        Interest payable                                            (1)                 (4)                 159
        Other liabilities                                           24                  --                   (4)
                                                           -----------          ----------          ------------

     Net cash provided by operating activities                   1,678               1,104                  789
                                                           -----------          ----------          -----------

Cash flows from investing activities:
 Additions to rental properties                                   (132)                (44)                 (81)
                                                           ------------         ----------          ------------
     Net cash used for investing activities                       (132)                (44)                 (81)
                                                           ------------         ----------          ------------

Cash flows from financing activities:
 Notes payable principal payments                                 (310)               (253)                (187)
 Distributions to partners                                        (700)               (700)                (175)
 Distributions to minority interest holders                        (67)                (31)                 (23)
 Proceeds from note payable                                         --                  --               13,500
 Payoff of matured note payable                                     --                  --              (13,142)
 Closing costs and loan fees                                        --                  --                 (473)
                                                           -----------          ----------          -----------

     Net cash used for financing activities                     (1,077)               (984)                (500)
                                                           ------------         ----------          -----------

Net increase in cash and cash equivalents                          469                  76                  208

Cash and cash equivalents at beginning of year                   1,407               1,331                1,123
                                                           -----------          ----------          -----------

Cash and cash equivalents at end of year                  $      1,876         $     1,407         $      1,331
                                                           ===========          ==========          ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                   $      1,847         $     1,883         $      1,842
                                                           ===========          ==========          ===========



The accompanying notes are an integral part of these consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Rancon Pacific Realty L.P., (the Partnership), was formed for the purpose of acquiring the assets, subject to the liabilities, of three California limited partnerships: Shadow Hill Partners, Eastgate Village Partners and Brichard-La Jolla Partners. The General Partner of the Partnership is RC Pacific Realty Partners L. P. of which RC Pacific Realty, Inc. is the general partner and Rancon Financial Corporation (RFC) (the Sponsor) and certain of its key employees and others are limited partners.

Pursuant to a plan of exchange which was consummated in 1988, the Partnership issued 707,500 exchange units and rights to purchase 2,122,500 preferred units at a cost of $7 per preferred unit in exchange for the assets of Shadow Hill Partners, Eastgate Village Partners and Brichard-La Jolla Partners (the
Participating Partnerships). The exchange units were allocated among the Participating Partnerships using the appraised value of the real property owned by them, less related mortgage indebtedness and adjusted for the book value of other specified net assets as of September 1987. Rights to purchase three preferred units were issued with each exchange unit. Preferred Units covered by unexercised rights were then sold to other investors.

The Partnership reached final funding in June 1989. In 1992, the Partnership repurchased and retired 715 preferred units and 828 exchange units were abandoned by a limited partner. In 1996, 2,373 exchange units and 500 preferred units were abandoned. Limited partners abandon their units when they desire to no longer receive a K-1 from the Partnership. The equity of the abandoned limited partner units has been allocated to the remaining limited partners. At December 31, 1997, exchange and preferred units issued and outstanding were 701,543 and 2,121,285, respectively.

The Partnership and Transamerica Realty Investment Corporation formed Villa La Jolla Partners (VLJP), ("the Joint Venture"), which became the owner of the Villa La Jolla Condominiums. Transamerica Realty Investment Corporation thereafter transferred its 26.2% interest in VLJP to Transamerica La Jolla Partners (TLJP). During 1988 and 1989, the Partnership made additional cash contributions to VLJP in order to facilitate the payoff of the interim financing provided by TLJP. Such cash contributions caused TLJP's ownership interest to decrease to 8.41% and the Partnership's to increase to 91.59%. During 1996, it was determined that a reallocation in the amount of $65,000 to the previous years allocations of losses between TLJP and the Partnership was necessary. This amount appears as an adjustment to minority interest on the Partnership's 1996 consolidated statement of partners' equity.

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

General Partner and Management Matters
--------------------------------------

In December 1994, RFC entered into an agreement with Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $215,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and
(iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

Significant Accounting Policies
-------------------------------

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and VLJP. As of December 31, 1997, 1996 and 1995, the Partnership owned an 91.59% interest in VLJP and thus reports the results of its operations on a consolidated basis. The joint venture agreement provides for distributions and profit/loss allocations based on ownership percentages. All significant intercompany balances and transactions have been eliminated in the consolidation.

Rental Property - Rental properties are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case carrying value is reduced to estimated fair value. Estimated fair value: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values  for  comparable  properties  and/or  the  use  of
capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations. Depreciation is provided using the straight-line method over the useful lives of the respective assets (see Note 2).

Cash Equivalents - The Partnership considers all certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Deferred Financing Costs - Deferred loan fees are amortized over the life of the related loan on a straight-line basis. Amortization expense, which is included in interest expense, was $73,000 for both of the years ended December 31, 1997 and 1996 and $47,000 for the year ended December 31, 1995.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Allocation of Profits, Losses and Cash Distributions - Allocation of profits, losses and cash distributions are made pursuant to the terms of the Partnership Agreement dated December 31, 1987, which provide certain preferential treatment for holders of preferred units.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated using the weighted average number of limited partners' units outstanding during the period, including both preferred and exchange units, and the limited partners' allocable share of the net income
(loss).

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

Reclassification - Certain 1996 and 1995 balances have been reclassified to conform with the current year presentation.

Note 2.           RENTAL PROPERTY, NET

Rental property as of December 31, 1997 and 1996 is as follows:
                                               1997                      1996
                                               ----                      ----
Land                               $      14,213,000       $       14,213,000
Buildings and improvements                27,121,000               27,083,000
Furniture and equipment                    1,402,000                1,404,000
                                    ----------------        -----------------
                                          42,736,000               42,700,000
Less: accumulated depreciation           (12,748,000)             (11,932,000)
                                    ----------------        -----------------
      Total                        $      29,988,000       $       30,768,000
                                    ================        =================

All the Partnership's property has been pledged as security for notes payable.

Note 3.           NOTES PAYABLE

Notes payable consists of the following as of December 31, 1997 and 1996:

                                                                                        1997                      1996
                                                                                        -----                     ----
Note payable to Amresco  Capital  Corporation,  secured by a first deed of trust on Villa La Jolla  Condominiums,  bearing  interest  at a fixed rate of 8.625%,  payable in monthly  installments  of  principal  and  interest in the  amount of  $105,000.  The  outstanding  balance  is due  September
1, 2002.                                                                        $      13,263,000       $      13,374,000

Note payable to California  Federal  Savings & Loan,  secured by a first deed of trust on La Jolla Canyon Apartments,  bearing interest at the 11th District cost of funds rate plus 2.25% per annum  (7.154% and 7.073% at December  31, 1997 and
1996, respectively),  payable in monthly installments. The outstanding principal
balance is due October 1, 2018.                                                 $       5,360,000       $       5,469,000

Note payable to California  Federal  Savings & Loan,  secured by a first deed of trust on Pacific Bay Club Apartments, bearing interest at the 11th District cost of funds rate plus 2.25% per annum  (7.154% and 7.073% at December  31, 1997 and
1996, respectively),  payable in monthly installments. The outstanding principal
balance is due November 1, 2018                                                 $       4,404,000       $       4,494,000
                                                                                -----------------       -----------------
                                                                                $      23,027,000       $      23,337,000
                                                                                =================       =================

The aggregate annual maturities of notes payable for the years subsequent to December 31, 1997, are as follows:

   1998                       $       323,000
   1999                               350,000
   2000                               377,000
   2001                               408,000
   2002                            12,981,000
   Thereafter                       8,588,000
                              ---------------
     Total                    $    23,027,000
                               ==============

Note 4.  COMMITMENT AND CONTINGENCY

Organizational and Transitional Management  Fee

Pursuant to a plan of exchange which was consummated in 1988, Glenborough, through an Assignment of Right to Receive Organizational and Transitional Management Fee from the Sponsor, is to receive a fee of up to 6% of the aggregate appraised value of the property interests conveyed to the Partnership in consideration for organizational and transitional management services. One-sixth of this fee or approximately $350,000 was paid upon the exchange of the property for Partnership Units. The remaining five-sixths of the fee was due in 60 monthly installments of $29,000. Ten monthly installments were paid for the period from March 1, 1988 through December 31, 1988. The next 48 monthly payments related to the period from January 1, 1989 to December 31, 1992 will not be paid unless and until such time as (i) the specified amount of cash distributions are made to the holders of the preferred units during any calendar year or, (ii) the holders of the preferred units have received a return of the full amount of their investment. No monthly installments were paid during those 48 months. Two monthly installments of $29,000 were paid in January and February, 1993. Payment of the balance of the fee of approximately $1,395,000 related to the 48 monthly installments would not be paid unless and until one of the two criteria set forth above is met.

Note 5.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1997, 1996 and 1995, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).


                                                    1997                 1996           1995
                                                    ----                 ----           ----
Net income (loss) per financial statements      $      559          $      81       $    (148)
Financial reporting depreciation in excess
    of tax reporting depreciation                     (382)              (399)           (208)
Operating expenses recognized in a
    different period for tax reporting than
    for financial reporting, net                       149                 42            (251)
                                                  --------            -------        --------

Estimated net income (loss) for federal
    income tax purposes                         $      326          $    (276)      $    (607)
                                                 =========           ========        ========


The following is a reconciliation, as of December 31, 1997 and 1996, of partner's equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                                        1997             1996
                                                                        ----             ----
Partners' equity per financial statements                            $   8,466       $    8,607
Cumulative provision for impairment of investment in real estate         2,754            2,754
Financial reporting depreciation in excess
    of tax reporting depreciation                                       (7,601)          (7,219)
Property taxes capitalized for tax                                         813              813
Operating expenses recognized in a different period for financial
    reporting than for tax reporting, net                                   74               42
Other, net                                                                  --             (165)
                                                                     ---------       ----------

Estimated partners' equity for
    federal income tax purposes                                      $   4,506       $    4,832
                                                                      ========       ==========

                           RANCON PACIFIC REALTY L.P.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
COLUMN A              COLUMN B           COLUMN C                    COLUMN D                 COLUMN E                COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Cost Capitalized
                                     Initial Cost to               Subsequent to         Gross Amount Carried

                                      Partnership                   Acquisition           at December 31, 1997
                                     ---------------             ------------------     ---------------------
                                            Buildings                                         Building
                                              and                     Carrying                  and          (1)     Accumulated
Description         Encumbrances   Land    Improvements Improvements    Cost        Land     Improvements   Total   Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Rental Properties:
Residential Property,
San Diego County,
California:

La Jolla Canyon
 Apartments           $  5,360   $  4,442   $  5,290    $    88     $   --      $   4,442    $   5,378    $  9,820    $  2,582

Pacific Bay Club
 Apartments              4,404      1,431      7,350        141         --          1,431        7,491       8,922       3,330

Villa La Jolla
 Condominiums           13,263      9,300     17,364         84         --          9,300       17,448      26,748       6,836
  Less:  Provision for
  impairment of investment
  in real estate (2)       --        (960)    (1,745)       (49)        --           (960)      (1,794)     (2,754)         --
                      --------   ---------  ---------   ---------   ---------   -----------  ----------   ---------   ---------

                      $ 23,027   $ 14,213   $  28,259   $   264     $   --      $ 14,213    $   28,523    $ 42,736    $ 12,748
                      ========   =========  =========   =========   =========   =========== ===========   =========   =========


--------------------------------------------------------------------------------
COLUMN A              COLUMN G   COLUMN H    COLUMN I
--------------------------------------------------------------------------------




                       Date                  Life
                     Construction   Date    Depreciated
Description            Began    Acquired     Over
--------------------------------------------------------------------------------
Rental Properties:
Residential Property,
San Diego County,
California:

La Jolla Canyon
 Apartments             N/A      4/29/85   5 -30 yrs.

Pacific Bay Club
 Apartments             N/A     12/14/84   5 -30 yrs.

Villa La Jolla
 Condominiums           N/A      8/30/85   5 -30 yrs.
  Less:  Provision fo
  impairment of inves
  in real estate (2)

(1) The aggregate cost for Federal income tax purposes is $44,169.

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

                          RANCON PACIFIC REALTY L.P.



                           RANCON PACIFIC REALTY L.P.

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In Thousands)


Reconciliation of gross amount at which real estate was carried:

                              For the years ended December 31,
                                       1997 1996 1995

Investment in real estate:

  Balance at beginning of period          $    42,700        $    42,656       $     42,575

     Additions during period:
         Improvements                             132                 44                 81
     Deletions during period:
         Dispositions                             (96)                --                 --
                                          -----------        -----------       ------------

  Balance at end of period                $    42,736        $    42,700       $     42,656
                                           ==========         ==========        ===========

Accumulated Depreciation:

  Balance at beginning of period          $    11,932        $    11,022       $     10,120

     Additions charged to expenses                912                910                902
     Dispositions                                 (96)               --                --
                                           ----------        -----------       ------------
  Balance at end of period                $    12,748        $    11,932       $     11,022
                                           ==========         ==========        ===========