Form 10-Q
period 1998-03-31
RANCON PACIFIC REALTY L P
filed 1998-05-15
CIK 823610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                                        OR

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-19438


                           RANCON PACIFIC REALTY L.P.,
                         A DELAWARE LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                           33-0270528
                       --------                           ----------
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

         400 South El Camino Real, Suite 1100
                 San Mateo, California                      94402-1708
                 ---------------------                      ----------
       (Address of principal executive offices)             (Zip Code)

                                 (650) 343-9300
                                 ---------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---
        Total number of units outstanding as of March 31, 1998: 2,822,828

Part I.    FINANCIAL INFORMATION


Item 1.    Financial Statements.

                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                               March 31,      December 31,
                                                 1998             1997
                                           --------------   ---------------
Assets
------
Rental property:
    Land                                   $       14,213    $       14,213
    Buildings and improvements                     28,634            28,523
                                           --------------    --------------
                                                   42,847            42,736
       Less accumulated depreciation              (12,980)          (12,748)
                                           ---------------   --------------
           Net rental property                     29,867            29,988

Cash and cash equivalents                           1,891             1,876
Deferred financing costs, net of
    accumulated amortization of $225 and
    $207 at March 31, 1998 and
    December 31, 1997, respectively                   407               425
Other assets                                          233                87
                                           ---------------   ---------------
           Total assets                    $       32,398    $       32,376
                                           ==============    ==============















                                  - continued -

                           RANCON PACIFIC REALTY L.P.

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                  March 31,         December 31,
                                                                   1998                1997
                                                               --------------     --------------

Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
    Notes payable                                              $       22,949      $      23,027
    Accounts payable and accrued expenses                                 158                 72
    Interest payable                                                      153                154
    Other liabilities                                                     272                275
                                                                -------------      -------------

       Total liabilities                                               23,532             23,528
                                                                -------------      -------------

Commitments and contingent liabilities (see Note 3)

Minority interest                                                         372                382
                                                                -------------      -------------

Partners' equity (deficit):
    General Partner                                                       (83)               (85)
    Limited Partners, 2,822,828 limited partnership units
       outstanding at March 31, 1998 and December 31,
       1997 (including  2,121,285 preferred units
       outstanding at March 31, 1998 and December 31, 1997)             8,577              8,551
                                                                -------------      -------------

           Total partners' equity                                       8,494              8,466
                                                                -------------      -------------

              Total liabilities and partners' equity            $      32,398      $      32,376
                                                                =============      =============











           See accompanying notes to consolidated financialstatements.

                           RANCON PACIFIC REALTY L.P.


                        Consolidated Statements of Income
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                               Three months ended
                                                                   March 31,
                                                               ------------------
                                                              1998              1997
                                                         -------------     -------------
Revenue:
    Rental income                                        $       1,608     $       1,484
    Interest and other income                                       38                24
                                                         -------------     -------------

        Total revenue                                            1,646             1,508
                                                         -------------     -------------
Expenses:
    Operating                                                      637               630
    Interest                                                       479               482
    Depreciation                                                   232               228
    General and administrative                                      84                79
                                                         -------------     -------------
        Total expenses                                           1,432             1,419
                                                         -------------     -------------

Income before minority interest                                    214                89

Minority interest                                                  (11)               (4)
                                                         --------------    -------------

Net income                                               $         203     $          85
                                                         =============     =============

Net income per limited partnership unit                  $        0.07     $        0.03
                                                         =============     =============

Distributions per preferred unit:
    From net income                                      $        0.07     $        0.03
    Representing return of capital                                0.01              0.05
                                                         -------------     -------------
        Total distributions per preferred unit           $        0.08     $        0.08
                                                         =============     =============

Weighted average number of limited
    partnership units outstanding during
    the period used to compute net
    income per limited partnership unit                      2,822,828         2,825,071
                                                         =============     =============

Weighted average number of preferred units
    outstanding during the period used to compute
    distributions per preferred unit                         2,121,285         2,121,285
                                                         =============     =============


           See accompanyingnotes to consolidated financial statements.


                           RANCON PACIFIC REALTY L.P.


              Consolidated Statements of Partners' Equity (Deficit)
                For the three months ended March 31,1998 and 1997

                                 (in thousands)
                                   (Unaudited)

                                       General           Limited
                                       Partner           Partners          Total
                                    -------------     ------------   -------------

Balance at December 31, 1997        $         (85)    $      8,551   $       8,466

Net income                                      2              201             203

Distributions                                  --             (175)           (175)
                                    --------------     -------------  ------------

Balance at March 31, 1998           $         (83)    $      8,577   $       8,494
                                    ==============     ============   =============



Balance at December 31, 1996        $         (90)    $      8,697   $       8,607

Net income                                      1               84              85

Distributions                                  --             (175)           (175)
                                    --------------     -------------   ------------

Balance at March 31, 1997           $         (89)    $      8,606   $       8,517
                                    ==============     =============   ============













           See accompanying notes to consolidated financialstatements.

                           RANCON PACIFIC REALTY L.P.


                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                  Three months ended
                                                                     March 31,
                                                           ----------------------------
                                                              1998               1997
                                                           ----------------------------
Cash flows from operating activities:
  Net income                                               $     203       $         85
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation                                                 232                228
    Amortization of loan fees, included in interest expense       18                 18
    Minority interest in net income and distributions            (10)                (3)
Changes in certain assets and liabilities:
    Other assets                                                (146)               (62)
    Accounts payable and accrued expenses                         86                101
    Interest payable                                              (1)                (1)
    Other liabilities                                             (3)                25
                                                           -----------        ----------

       Net cash provided by operating activities                  379                391
                                                           ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                     (111)               (19)
                                                           -----------        ----------

       Net cash used for investing activities                    (111)               (19)
                                                           -----------        ----------

Cash flows from financing activities:
  Note payable principal payments                                 (78)               (75)
  Distributions to partners                                      (175)              (175)
                                                           -----------        -----------

       Net cash used for financing activities                    (253)              (250)
                                                           -----------        -----------

Net increase in cash and cash equivalents                          15                122

Cash and cash equivalents at beginning of period                1,876              1,407
                                                           ----------         ----------

Cash and cash equivalents at end of period                 $    1,891         $    1,529
                                                           ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $      462         $      465
                                                           ==========         ===========




           See accompanying notes to consolidated financialstatements.

                           RANCON PACIFIC REALTY L.P.


                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)



Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------------
In the opinion of RC Pacific Realty Partners, L.P. and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Rancon Pacific Realty, L.P., a Delaware limited partnership, (the Partnership) as of March 31, 1998 and December 31, 1997, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for the three months ended March 31, 1998 and 1997.

Effective January 1, 1995, Rancon Financial Corporation (RFC), an affiliate of the Partnership, entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998 the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($181,000 in 1998); (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

Consolidation - The accompanying consolidated financial statements of Rancon Pacific Realty, L.P. include the accounts of Rancon Pacific Realty, L.P. and its majority owned partnership Villa La Jolla Partners. All significant intercompany balances and transactions have been eliminated in the consolidation.

Reclassification - Certain 1997 balances have been reclassified to conform to the current year presentation.

Note 2.           REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the consolidated Notes to Financial Statements included in the 1997 audited financial statements.

                          RANCON PACIFIC REALTY, L.P.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)




Note 3.           COMMITMENT AND CONTINGENCY
                  --------------------------
Organizational and Transitional Management Fee
----------------------------------------------
Pursuant to a plan of exchange which was consummated in 1988, Glenborough, through an Assignment of Right to Receive Organizational and Transitional Management Fees from the Sponsor, is to receive a fee of up to 6% of the aggregate appraised value of the property interests conveyed to the Partnership in consideration for organizational and transitional management services. One-sixth of this fee or approximately $350,000 was paid upon the exchange of the property for Partnership Units. The remaining five-sixths of the fee was due in 60 monthly installments of $29,000. Ten monthly installments were paid for the period from March 1, 1988 through December 31, 1988. The next 48 monthly payments related to the period from January 1, 1989 to December 31, 1992 will not be paid unless and until such time as (i) the specified amount of cash distributions are made to the holders of the preferred units during any calendar year or, (ii) the holders of the preferred units have received a return of the full amount of their investment. No monthly installments were paid during those 48 months. Two monthly installments of $29,000 were paid in January and February, 1993. Payment of the balance of the fee of approximately $1,395,000 related to the 48 monthly installments will not be paid unless and until one of the two criteria set forth above is met.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at March 31, 1998 and its results of operations for the three months ended March 31, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of June 23, 1989, the Partnership was fully funded from the sale of 2,122,500 Preferred Units in the amount of $14,857,500. As of March 31, 1998, the Partnership had cash and cash equivalents of $1,891,000. The remainder of the Partnership's assets consists primarily of its investments in three residential properties which have a net book value totaling approximately $29,867,000 at March 31, 1998.

The Partnership currently owns three properties: Pacific Bay Club Apartments (a 159 unit apartment complex in San Diego, California), La Jolla Canyon Apartments (a 157 unit apartment complex in San Diego, California) and Villa La Jolla Condominiums (a 385 unit condominium complex in San Diego, California).

Management believes that the Partnership's available cash together with the cash generated by the operations of the Partnership's properties, as proven in recent years, will be sufficient to finance the properties' continued operations as well as meet future debt commitments. Management has continued to monitor market conditions in order to sell its properties for the best obtainable price prior to June 1999, the date upon which the Partnership is due to terminate, or as soon as practicable. Due to the explosive San Diego apartment market, we are currently offering the assets for sale at a gross minimum price of $54,7000,000.00, which is considerably higher than is reflected in our financial statements.

The increase in other assets of $146,000, or 168%, is due to a $73,000 decrease in tenant prepaid rent from December 31, 1997 to March 31, 1998 combined with a $73,000 increase in impound accounts, as required by a lender.

Accounts payable and accrued expenses increased from $72,000 at December 31, 1997 to $158,000 at March 31, 1998 due to the accrual of property taxes which are payable in April 1998.

RESULTS OF OPERATIONS
---------------------
Rental income for the three months ended March 31, 1998 as compared to the same period in 1997 increased 8% or $124,000 primarily due to increased rental rates at all of the Partnership's properties and an increase in occupancy at Villa La Jolla. Occupancy rates as of March 31, 1998 were 98%, 99% and 99% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 98%, 99% and 97%, respectively, as of the same date in 1997.

The increase in interest income and other income is due to a $7,000 increase in laundry income and a $7,000 increase in interest income during the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Operating expense and depreciation and amortization expense remained consistent during the three months ended March 31, 1998 and the three months ended March 31, 1997.

Interest expense continues to decline due to the decreasing balance of the Partnership's outstanding debt.

General and administrative costs increased $5,000 or 6% for the three months ended March 31, 1998 compared to 1997 primarily due to an appraisal fee paid in 1998 rendered in connection with the valuation of the properties.

Year 2000 Compliance
--------------------
The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given the information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

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


                           RANCON PACIFIC REALTY, L.P.
                           A CALIFORNIA LIMITED PARTNERSHIP
                           (Registrant)


                           By: RC PACIFIC REALTY PARTNERS, L.P.
                           General Partner


Date: May 14, 1998         By:  /s/ Daniel L. Stephenson
                               -------------------------
                               Daniel L. Stephenson
                               Director, President,
                               Chief Executive Officer and
                               Chief Financial Officer of
                               RC Pacific Realty, Inc.,
                               General Partner of
                               RC Pacific Realty Partners, L.P.