Form 10-Q
period 1998-06-30
RANCON PACIFIC REALTY L P
filed 1998-08-14
CIK 823610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-19438


                           RANCON PACIFIC REALTY L.P.,
                         A DELAWARE LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                         33-0270528
                       --------                         ----------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)

         400 South El Camino Real, Suite 1100
                 San Mateo, California                    94402-1708
                 ---------------------                    -----------
       (Address of principal executive offices)           (Zip Code)

                                 (650) 343-9300
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No
                                      ---   ---
        Total number of units outstanding as of June 30, 1998: 2,822,828

Part I.    FINANCIAL INFORMATION


Item 1.    Financial Statements.

                           RANCON PACIFIC REALTY L.P.

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                            June 30,         December 31,
                                              1998               1997
                                        --------------     ---------------
Assets
Rental property:
    Land                                $           --      $       14,213
    Buildings and improvements                      --              28,523
                                        --------------      --------------
                                                    --              42,736
       Less accumulated depreciation                --             (12,748)
           Net rental property                      --              29,988

Cash and cash equivalents                       32,555               1,876
Deferred financing costs, net of
    accumulated amortization of $207
    at December 31, 1997                            --                 425
Other assets                                        30                  87
                                        --------------      --------------
           Total assets                 $       32,585      $       32,376
                                        ==============      ==============















                                  - continued -

                           RANCON PACIFIC REALTY L.P.

                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                              June 30,                 December 31,
                                                                1998                       1997
                                                            -------------             -------------
Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
    Notes payable                                           $          --             $      23,027
    Accounts payable and accrued expenses                           1,498                        72
    Interest payable                                                   --                       154
    Other liabilities                                                  --                       275
                                                            -------------             -------------

       Total liabilities                                            1,498                    23,528
                                                            -------------             -------------


Minority interest                                                   1,492                       382
                                                            -------------             -------------

Partners' equity (deficit):
    General Partner                                                   130                       (85)
    Limited Partners, 2,822,828 limited partnership
       units  outstanding  at June 30, 1998 and
       December 31, 1997,  respectively
      (including 2,121,285 preferred units outstanding
       at June 30, 1998 and December 31, 1997)                     29,465                     8,551
                                                            -------------             -------------

           Total partners' equity                                  29,595                     8,466
                                                            -------------             -------------

              Total liabilities and partners' equity        $      32,585             $      32,376
                                                             =============             =============










          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                      Consolidated Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                      Three months ended                           Six months ended
                                                            June 30,                                  June 30,
                                                  ------------------------------            -----------------------------
                                                       1998              1997                   1998              1997
                                                  -------------     ------------            -----------       -----------
Revenues:
 Rental income                                     $     1,622       $      1,526           $     3,230       $     3,010
 Interest and other income                                  45                 25                    83                49
 Gain on sales of rental properties                     23,565                 --                23,565                --
                                                   -----------       ------------           -----------       -----------

        Total revenue                                   25,232              1,551                26,878             3,059
                                                   -----------       ------------           -----------       -----------

Expenses:
 Operating                                                 623                622                 1,260             1,252
 Interest                                                  477                479                   956               961
 Depreciation                                              235                229                   467               457
 General and administrative                                105                 82                   189               161
 Organizational and transitional
    management fee                                       1,395                 --                 1,395                --
                                                   -----------       ------------           -----------       -----------

        Total expenses                                   2,835              1,412                 4,267             2,831
                                                   -----------       ------------           -----------       -----------

Income before minority interest                         22,397                139                22,611               228

Minority interest                                        (1121)                (2)                (1132)               (6)
                                                   -----------       -------------          -----------       -----------

Net income                                         $    21,276       $        137           $    21,479       $       222
                                                   ============      =============          ===========       ===========

Net income per limited partnership unit            $      7.46       $       0.05           $      7.53       $      0.08
                                                   ===========       ============           ===========       ===========

Distributions per preferred unit:
 From net income                                   $      0.08       $       0.05           $      0.16       $      0.08
 Representing return of capital                             --               0.03                    --              0.08
                                                   -----------       ------------           -----------       -----------
    Total distributions per preferred unit         $      0.08       $       0.08           $      0.16       $      0.16
                                                   ===========       ============           ===========       ===========

Weighted  average number of limited  partnership
  units  outstanding  during the   period used
  to compute net income per limited partnership
  unit                                               2,822,828          2,824,155              2,822,828        2,824,621
                                                   ===========       ============           ============      ===========

Weighted average number of preferred units
 outstanding during the period used to
 compute distributions per preferred unit            2,121,285          2,121,285              2,121,285        2,121,285
                                                   ===========       ============           ============      ===========


           See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


              Consolidated  Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)


                                        General               Limited
                                        Partner               Partners             Total
                                     -------------         ------------        -------------
Balance at December 31, 1997         $         (85)        $      8,551        $       8,466

Net income                                     215               21,264               21,479

Distributions                                   --                 (350)                (350)
                                     -------------         ------------        -------------

Balance at June 30, 1998             $         130         $     29,465        $      29,595
                                     =============         ============        =============



Balance at December 31, 1996         $         (90)        $      8,697        $       8,607

Net income                                       2                  220                  222

Distributions                                   --                 (350)                (350)
                                     -------------         ------------        -------------

Balance at June 30, 1997             $         (88)        $      8,567        $       8,479
                                     =============         ============        =============













          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                  -------------------------------
                                                                       1998               1997
                                                                  -------------------------------
Cash flows from operating activities:
  Net income                                                        $   21,479         $      222
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Gain on sales of rental properties                                 (23,565)                --
    Depreciation                                                           467                457
    Amortization of loan fees, included in interest expense                 36                 36
    Minority interest in net income and distributions                    1,110                (26)
Changes in certain assets and liabilities:
    Accounts receivable, prepaid and impound accounts                     (102)                41
    Accounts payable and accrued expenses                                1,426                  5
    Interest payable                                                      (154)                (2)
    Security deposits                                                        7                 33
                                                                    ----------         ----------

       Net cash provided by operating activities                           704                766
                                                                    ----------         ----------

Cash flows from investing activities:
    Additions to real estate                                              (172)               (45)
    Sales proceeds (net of closing costs)                               53,524                 --
                                                                    ----------         -----------
       Net cash provided by (used for) investing activities             53,352                (45)
                                                                    ----------         -----------

Cash flows from financing activities:
  Notes payable principal payments                                     (23,027)              (152)
  Distributions to partners                                               (350)              (350)
                                                                    ----------         -----------

       Net cash used for financing activities                          (23,377)              (502)
                                                                    ----------         ----------

Net increase in cash and cash equivalents                               30,679                219

Cash and cash equivalents at beginning of period                         1,876              1,407
                                                                    ----------         ----------

Cash and cash equivalents at end of period                          $   32,555         $    1,626
                                                                    ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $      920         $      927
                                                                    ==========         ==========





          See accompanying notes to consolidated financial statements.

                           RANCON PACIFIC REALTY L.P.


                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)



Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------------
In the opinion of RC Pacific Realty Partners, L.P., general partner, and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Rancon Pacific Realty, L.P., a Delaware limited partnership, (the Partnership) as of June 30, 1998 and December 31, 1997, and the related consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1998 and 1997.

Effective January 1, 1995, Rancon Financial Corporation (RFC), an affiliate of the Partnership, entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998 the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc. ("PPS"), a California Corporation
unaffiliated with the Partnership, contracted to assume these services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee ($181,000 in 1998); (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Note 2.           REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1997 audited financial statements.

Note 3.           COMMITMENT AND CONTINGENCY
                  --------------------------

Organizational and Transitional Management Fee
----------------------------------------------
Pursuant to a plan of exchange which was consummated in 1988, Glenborough, through an Assignment of Right to Receive Organizational and Transitional Management Fees from the Sponsor, is to receive a fee of up to 6% of the aggregate appraised value of the property interests conveyed to the Partnership in consideration for organizational and transitional management services. One-sixth of this fee or approximately $350,000 was paid upon the exchange of the property for Partnership Units. The remaining five-sixths of the fee was due in 60 monthly installments of $29,000. Ten monthly installments were paid for the period from March 1, 1988 through December 31, 1988. The next 48 monthly payments related to the period from January 1, 1989 to December 31, 1992 would not be paid unless and until such time as (i) the specified amount of cash distributions are made to the holders of the preferred units during any calendar year or, (ii) the holders of the preferred units have received a return of the full amount of their investment. No monthly installments were paid during those 48 months. Two monthly installments of $29,000 were paid in January and February, 1993. Payment of the balance of the fee of approximately $1,395,000 related to the 48 monthly installments was paid to Glenborough in August 1998, as the criteria set forth above was met.

Note 4.           DISPOSITION OF ASSETS
                  ---------------------
On June 30, 1998, the Partnership sold its two wholly-owned real estate assets, the Pacific Bay Club and La Jolla Canyon apartments, to an unaffiliated third party for a total purchase price of $24,400,000. After paying off the underlying loans and closing costs (including commissions and fees), the Partnership added the net proceeds of $13,689,000 to its cash reserves.

Also on June 30, 1998, the Partnership's majority owned partnership, Villa La Jolla Partners, sold its only real estate asset, Villa La Jolla Apartments, to an unaffiliated third party for a total purchase price of $31,600,000. After paying off the underlying loan and closing costs (including commissions and fees), Villa La Jolla Partners added the net proceeds of $17,095,000 to its cash reserves. Subsequent to June 30, 1998, after reserving funds for unpaid liabilities, Villa La Jolla Partners made final distributions to the partners totaling approximately $17,434,000.

On August 3, 1998, the Partnership received its final liquidating distribution from Villa La Jolla Partners of approximately $15,968,000. After reserving for potential liabilities and prior to August 31, 1998, the Partnership will make a preliminary liquidating distribution to the partners totaling approximately $29,158,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at June 30, 1998 and its results of operations for the six months ended June 30, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On June 30, 1998, the Partnership sold its two wholly-owned real estate assets, the Pacific Bay Club and La Jolla Canyon apartments, to an unaffiliated third party for a total purchase price of $24,400,000. After paying off the underlying loans and closing costs (including commissions and fees), the Partnership added the net proceeds of $13,689,000 to its cash reserves.

Also on June 30, 1998, the Partnership's majority owned partnership, Villa La Jolla Partners, sold its only real estate asset, Villa La Jolla Apartments, to an unaffiliated third party for a total purchase price of $31,600,000. After paying off the underlying loan and closing costs (including commissions and fees), Villa La Jolla Partners added the net proceeds of $17,095,000 to its cash reserves. In August, after reserving fund for unpaid liabilities, Villa La Jolla Partners made a final distribution to the partners totaling approximately $17,434,000, of which the Partnership received approximately $15,968,000.

After reserving for potential liabilities and prior to August 31, 1998, the Partnership will make a preliminary liquidating distribution to the partners totaling approximately $29,158,000.

As of June 30, 1998, the Partnership had cash and cash equivalents of $32,555,000, most of which resulted from the sales of the three properties. Prior to making the final liquidating distributions, the Partnership invested approximately $ 31,550,000 in certificates of deposits which earned interest at 5.25%.

Accounts payable and accrued expenses increased from $72,000 at December 31, 1997 to $1,498,000 at June 30, 1998 due to the accrual of the organizational and transitional management fee of $1,395,000 paid to Glenborough in August 1998, security deposits and net operating expense pro-rations due to the purchasers of the rental properties and the accrual of tax return preparation fees.

RESULTS OF OPERATIONS
---------------------
Rental income for the three and six months ended June 30, 1998 as compared to 1997 increased $96,000 or 6% and $220,000 or 7%, respectively, primarily due to increased rental rates at all of the Partnership's properties. Occupancy rates as of June 30, 1998 were 99%, 98% and 98% for Pacific Bay Club, La Jolla Canyon and Villa La Jolla, respectively, compared to 98%, 97% and 97%, respectively, as of the same date in 1997.

The increase in interest income and other income is primarily due to an increase in interest income on invested cash balances for the three and six months ended June 30, 1998 compared to the same periods in 1997.

Operating expense and depreciation and amortization expense remained consistent during the three and six months ended June 30, 1998 and the three and six months ended June 30, 1997.

Interest expense continued to decline due to the decreasing balance of the Partnership's outstanding debt.

General and administrative costs increased $23,000 and $28,000 for the three and six months ended June 30, 1998, respectively, compared to 1997 primarily due to an appraisal fee paid in 1998 rendered in connection with the valuation of the properties and an increase of tax preparation fees.

Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

                  Registrant has been named as a defendant in a case involving alleged defects in the development of homes in and around Carlsbad, California. At this time management does not believe the Registrant has any liability and has filed a motion for summary judgement to have the entity dismissed with prejudice. The defense in the case is being provided by the Registrants insurance carrier.

Item 2.    Changes in Securities

                  Not applicable.

Item 3.    Defaults Upon Senior Securities

                  Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

                  None.

Item 5.    Other Information

                  None.

Item 6.    Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                  #27 - Financial Data Schedule.

                  (b) Reports on Form 8-K:

                  Registrant filed a Current Report on Form 8-K dated July 14, 1998 reporting the sale of the wholly-owned assets (Pacific Bay Club and La Jolla Canyon apartments), and also reporting the sale of the only real estate asset (Villa La Jolla apartment) owned by Villa La Jolla - the Partnership's majority owned partnership. Also included were the pro-forma financial statements.

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


                           RANCON PACIFIC REALTY, L.P.
                           A DELAWARE LIMITED PARTNERSHIP
                           (Registrant)


                           By: RC PACIFIC REALTY PARTNERS, L.P.
                               General Partner


Date: August 14, 1998      By: /s/ Daniel L. Stephenson
                              -------------------------
                               Daniel L. Stephenson
                               Director, President,
                               Chief Executive  Officer and
                               Chief Financial Officer of
                               RC Pacific  Realty,  Inc.,
                               General Partner of RC
                               Pacific Realty Partners, L.P.